Form 10-Q
period 1994-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1994-11-15
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1994


                                           0-15680
Commission File
Number..........................................................................

                     JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
................................................................................
                   (Exact name of registrant as specified in its charter)

                         Massachusetts                 04-2921566
................................................................................
                (State or other Jurisdiction of       (IRS Employer
                Incorporation or Organization)     Identification No.)

                200 Berkeley Street, Boston, MA           02117
................................................................................
            (Address of Principal Executive Office)    (Zip Code)

                                       (800) 722-5457
................................................................................
                    (Registrant's telephone number, including area code)

                                 Not Applicable
................................................................................
                       (Former name, former address and former fiscal
                      year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        YES  X    NO

                    JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)



                                     INDEX



PART I: FINANCIAL INFORMATION                                           PAGE

Item 1 - Financial Statements:

Balance Sheets at September 30, 1994 and December 31, 1993                 3

Statements of Operations for the Three and Nine Months
Ended September 30, 1994 and 1993                                          4

Statements of Partners' Equity for the Nine Months Ended
September 30, 1994 and for the Year Ended December 31, 1993                5

Statements of Cash Flows for the Nine Months Ended
September 30, 1994 and 1993                                                6

Notes to Financial Statements                                           7-10

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations                                              11-14


PART II: OTHER INFORMATION                                                15

                         PART I: FINANCIAL INFORMATION

                          Item 1: Financial Statements

                                 BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                        September 30, 1994     December 31, 1993
Current assets:                         ------------------     -----------------

    Cash and cash equivalents                $3,036,064              $2,359,803
    Restricted cash                              21,772                  18,808
    Other current assets                        168,122                  74,365
                                         --------------         ---------------
       Total current assets                   3,225,958               2,452,976

Investment in property:

    Land                                      8,934,077               8,959,677
    Buildings and improvements               29,174,904              29,661,304
                                           ------------            ------------
                                             38,108,981              38,620,981
    Less:  accumulated depreciation          (7,215,508)             (6,485,966)
                                          -------------           -------------
                                             30,893,473              32,135,015

Long-term restricted cash                        18,494                  20,965

Deferred expenses, net of accumulated
    amortization of $638,891 in 1994
    and $525,002 in 1993                        451,613                 541,751
                                          -------------          --------------

       Total assets                         $34,589,538             $35,150,707
                                            ===========             ===========


                        LIABILITIES AND PARTNERS' EQUITY

Current liabilities:

    Accounts payable and accrued expenses      $396,833                $257,184
    Accounts payable to affiliates               49,648                  51,128
                                        ---------------         ---------------
       Total current liabilities                446,481                 308,312

Partners' equity:

    General Partner                            (191,831)               (184,837)
    Limited Partners                         34,334,888              35,027,232
                                           ------------            ------------

    Total partners' equity                   34,143,057              34,842,395
                                           ------------            ------------

    Total liabilities and partners' equity  $34,589,538             $35,150,707
                                             ===========            ===========




                       See Notes to Financial Statements

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,

                                  1994          1993          1994        1993
                                  ----          ----          ----        ----
Income:

Rental income                   $888,415      $853,690    $2,761,825  $2,601,928
Interest income                   31,661        17,003        74,268      54,107
                             -----------   -----------   ----------- -----------

Total income                     920,076       870,693     2,836,093   2,656,035

Expenses:

Depreciation                     243,181       243,181      729,542      729,542
Property operating expenses       75,383       108,924      246,325      302,298
General and administrative        41,482        38,329      135,100      139,489
Amortization of deferred
expenses                          37,069        59,934      113,772      152,502
Management fee                    20,985        21,125       62,955       69,555
Property write-down              512,000            --      512,000           --
                              ----------    ----------   ----------   ----------

Total expenses                   930,100       471,493    1,799,694    1,393,386
                                            ----------   ----------   ----------

Net income                      ($10,024)     $399,200   $1,036,399   $1,262,649
                              ==========    ==========   ==========   ==========

Allocation of net income:

General Partner                   ($100)     $3,992         $10,364     $12,626
John Hancock Limited Partner    (19,477)    (19,477)        (58,431)    (49,721)
Investors                        9,553      414,685       1,084,466   1,299,744
                              ----------  ---------       ---------  ----------

                               ($10,024)   $399,200      $1,036,399  $1,262,649
                              =========    ========      ==========  ==========

Net income per Unit               $0.10       $4.52          $11.83      $14.18
                            ===========  ==========      ==========  ==========



















                       See Notes to Financial Statements

                         STATEMENTS OF PARTNERS' EQUITY
                                  (Unaudited)

                    Nine Months Ended September 30, 1994 and
                          Year Ended December 31, 1993



                                General       Limited
                                Partner       Partners        Total
                                -------       --------        -----


Partners' equity/(deficit)
at January 1, 1993
(91,647 Units outstanding)     ($175,069)   $35,994,321   $35,819,252

Less: Cash distributions         (26,614)    (2,634,851)   (2,661,465)

Add:  Net income                  16,846      1,667,762     1,684,608
                              ----------  -------------  -------------


Partners' equity/(deficit)
at December 31, 1993
(91,647 Units outstanding)      (184,837)    35,027,232     34,842,395

Less: Cash distributions         (17,358)    (1,718,379)    (1,735,737)

Add:  Net income                  10,364      1,026,035      1,036,399
                              ----------  -------------  -------------


Partners' equity/(deficit)
at September 30, 1994
(91,647 Units outstanding)     ($191,831)   $34,334,888    $34,143,057
                                ========    ===========    ===========






















                       See Notes to Financial Statements

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                       1994              1993
                                                       ----              ----

Operating activities:

    Net income                                     $1,036,399        $1,262,649

    Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred expenses                     113,772           152,502
Depreciation                                          729,542           729,542
Property write-down                                   512,000                --
Write-off of leasehold improvements                        --            17,913
                                               --------------    --------------
                                                    2,391,713         2,162,606

Changes in operating assets and liabilities:
Decrease/(increase) in restricted cash                   (493)           12,763
Increase in other current assets                      (93,757)          (66,755)
Increase in accounts payable
and accrued expenses                                  139,649           136,919
Decrease in accounts payable
to affiliates                                          (1,480)             (495)
                                               --------------    --------------

Net cash provided by operating activities           2,435,632         2,245,038

Investing activities:

Increase in deferred expenses                         (23,634)         (257,245)
                                               --------------    --------------

Net cash used in investing activities                 (23,634)         (257,245)

Financing activities:

Cash distributed to Partners                       (1,735,737)       (2,082,887)
                                               --------------    --------------

Net cash used in financing activities              (1,735,737)       (2,082,887)
                                               --------------    --------------

Net increase/(decrease) in cash and
cash equivalents                                      676,261           (95,094)

Cash and cash equivalents at
beginning of year                                   2,359,803         2,552,370
                                               --------------    --------------

Cash and cash equivalents at
end of period                                      $3,036,064        $2,457,276
                                               ==============    ==============





                       See Notes to Financial Statements

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization of Partnership
     ---------------------------

John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1994, the Partnership consisted of John Hancock Realty Equities Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the"John Hancock Limited Partner"); and 4,174 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Amended Agreement of Limited Partnership") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances.

The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Amended Agreement of Limited Partnership. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

2.   Significant Accounting Policies
     -------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as short or long-term, based upon the term of the related lease agreement.


Investments in property are recorded at cost less any property write-downs for permanent impairment in values. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

                                  (Unaudited)

2.   Significant Accounting Policies (continued)
     -------------------------------------------

Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.


Deferred expenses relating to tenant improvements and lease commissions are amortized on a straight-line basis over the various lease terms. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the estimated remaining life of the Partnership.

The net income per Unit for the periods hereof are computed by dividing the Investors' share of net income by the number of Units outstanding at the end of such period.

No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.


3. The Partnership Agreement
   -------------------------

Distributable Cash from Operations, as defined in the Amended Agreement of Limited Partnership, is distributed 99% to the Limited Partners and 1% to the General Partner. The Limited Partners' share of Distributable Cash from Operations is distributed as follows: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital, as defined in the Amended Agreement of Limited Partnership; second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, as defined in the Amended Agreement of Limited Partnership. However, any Distributable Cash from Operations which is available as a result of the reduction of working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.


Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, tax deductions arising from the Initial Expenses, as defined in the Amended Agreement of Limited Partnership, which are paid by the Partnership from the Capital Contributions made by the John Hancock Limited Partner and all other tax aspects of the Partnership's payment of the Initial Expenses, as defined in the Amended Agreement of Limited Partnership, are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

                                  (Unaudited)



4.   Investment in Property
     ----------------------

Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:


                                      September 30, 1994 December 31, 1993
                                      ------------------ -----------------
1300 North Dutton Avenue Office Complex$     2,835,779      $2,835,779
Marlboro Square Shopping Center              3,183,643       3,183,643
Crossroads Square Shopping Center           12,266,920      12,266,920
Carnegie Center Office/Warehouse             6,844,991       7,356,991
Warner Plaza Shopping Center                 6,473,889       6,473,889
J.C. Penney Credit Operations Center         6,503,759       6,503,759
                                           -----------     -----------
Total                                      $38,108,981     $38,620,981
                                           ===========     ===========


The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis. The net book value of the property in the financial statements may be in excess of its current fair market value.

During the nine months ended September 30, 1994, the Partnership reduced the carrying value of the Carnegie Center property by $512,000.


5.   Deferred Expenses
     -----------------
          Deferred expenses consist of the following:
                                                Unamortized      Unamortized
                                                 Balance at       Balance at
                                            September 30, 1994 December 31, 1993
                                            ------------------ -----------------
$114,494 of acquisition fees paid to the
General Partner. This amount was amortized
over a period of thirty years prior to
June 30, 1993. Subsequent to June 30, 1993,
the unamortized balance is amortized over a
period of fifty-four months.                         $69,598        $85,659

$626,154 of tenant improvements.  These amounts
are amortized over the terms of the leases to which
they relate.                                         248,768        299,919

$349,739 of lease commissions.  These amounts
are amortized over the terms of the leases to which
they relate.
                                                     133,247        156,173
                                                    --------       --------
                                                    $451,613       $541,751
                                                    ========       ========

                                  (Unaudited)



6.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
Fees and expenses incurred or paid by the General Partner or its affiliates and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                        1994            1993
                                                        ----            ----
           Reimbursement for operating expenses     $  91,312       $  82,092
           Partnership management fee expense          62,955          69,555
                                                   ----------      ----------
                                                     $154,267        $151,647
                                                   ==========      ==========
The expenses referred to above are included in expenses in the Statements of Operations.

Accounts payable to affiliates represents amounts due to the General Partner or its affiliates for various services provided to the Partnership.

The General Partner serves in a similar capacity for four other affiliated real estate limited partnerships.


7.    Federal Income Taxes
      --------------------
A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:


                                                          Nine Months Ended
                                                            September 30,

                                                        1994           1993
                                                        ----           ----
Net income per Statements of Operations             $1,036,399      $1,262,649

Add/(deduct):
Excess of tax depreciation
over book depreciation                                 (17,361)        (17,361)
Excess of book amortization
over tax amortization                                   50,642         126,437
Reduction of property
carrying value                                         512,000           --
                                                    ----------      ----------
Net income for federal income tax purposes          $1,581,680      $1,371,725
                                                    ==========      ==========

Item 2: Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
of Operations
- - -------------
General

During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. These properties are described more fully in Note 4 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- - -------------------------------
At September 30, 1994 the Partnership had $3,036,064 in cash and cash equivalents, $21,772 in restricted cash and $18,494 in long-term restricted cash.

The Partnership has a working capital reserve with a current balance of approximately 4.5% of the offering proceeds. During 1993, a substantial portion of the Partnership's working capital reserves was used to fund leasing costs at the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties. Given this use of working capital reserves as well as the projected level of future leasing costs and capital expenditures expected to be incurred at the Partnership's properties, the General Partner reduced cash distributions to Investors commencing with the fourth quarter of 1993, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and satisfy the Partnership's future general liquidity requirements. Cash distributions to Investors during the third quarter of 1994 continued at the 5% annualized rate. Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

During the nine months ended September 30, 1994, cash from working capital reserves was used for the payment of leasing costs in the amount of $23,634 incurred at the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties. The General Partner estimates that the Partnership will incur an additional $33,492 of leasing costs at its properties during the remaining three months of 1994. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the second quarter of 1994, a tenant occupying 45% of the Carnegie Center property notified the Partnership of its intention not to renew its leases. This tenant had leased 10% of the property on a month-to-month basis, which it terminated during May 1994, and had leased 35% of the property under leases which expired in September 1994. The General Partner is actively seeking replacement tenants for such space. Should the General Partner be unsuccessful in its efforts to find replacement tenants to take occupancy in the near future, the Partnership's liquidity will be materially adversely affected. Leasing rates and concessions will be priced competitively in order to secure new tenants for the space. For the year ended December 31, 1993, the leases held by this former tenant represented 11% of the rental income earned by the Partnership.

The tenant that leases all of the 1300 North Dutton Avenue property notified the Partnership during May 1994 that it will not renew its lease when it expires on January 31, 1995. As of the date hereof, the tenant has vacated 75% of the building and will fully vacate the building by the end of the lease term. This tenant has indicated that it will meet its obligations under the lease through its scheduled termination date. The General Partner is actively seeking a replacement tenant for the property. However, should the General Partner be unsuccessful in its efforts to secure a replacement tenant to take occupancy shortly after the expiration of the current tenant's lease term, the Partnership's liquidity would be materially adversely affected. For the nine months ended September 30, 1994, the 1300 North Dutton Avenue property generated 10% of the rental income earned by the Partnership.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
of Operations (continued)
- - ------------------------
Liquidity and Capital Resources (continued)
- - ------------------------------------------
During the nine months ended September 30, 1994, approximately $64,000 of cash from operations was used to fund non-recurring maintenance and repair costs. Of this amount, approximately $32,000 and $23,000 was incurred at the Warner Plaza and Carnegie Center properties, respectively. The General Partner anticipates that the Partnership will incur additional non-recurring repair and maintenance costs of approximately $40,000 at its properties during the remaining three months of 1994. These additional costs will be funded from the operations of the
Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,735,737, or $578,579 per quarter, generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during the nine months ended September 30, 1994. The General Partner anticipates that during the fourth quarter of 1994 the Partnership will make a distribution comparable to the three prior quarters of 1994.

During the second quarter of 1994, the General Partner had the Crossroads Square property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $10,550,000. The appraised value is significantly less than the Partnership's cumulative investment in the property of approximately $14,567,000, although it exceeds the property's net book value of approximately $10,052,000 as of September 30, 1994.

During the third quarter of 1994, the General Partner had the Warner Plaza property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $5,600,000 as of September 30, 1994. The appraised value is significantly less than the Partnership's cumulative investment in the property of approximately $7,900,000, although it exceeds the property's net book value of approximately $5,466,000 as of September 30, 1994.

The carrying value of the Carnegie Center property of $5,791,923 as of September 30, 1994 was evaluated in comparison to its estimated future undiscounted cash flows and a recent internal appraisal in order to determine whether any permanent impairment in value existed. Based on such evaluation, the Partnership recorded a write-down of $512,000 to reflect the estimated permanent impairment in the value of the Carnegie Center property. Lower rental rates and weak absorption for available R&D/Warehouse properties in Cincinnati, Ohio, in general, have resulted in a decline in this property's market value.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1993 by comparing each such carrying value to its respective future undiscounted cash flows and recent independent or internal appraisals in order to determine whether any permanent impairment in values existed. Based on such evaluations, no permanent impairment in values existed and no write-downs were recorded as of December 31, 1993. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether permanent impairment in values exists on any of the Partnership's properties.

Results of Operations
- - ---------------------
Net income for the nine months ended September 30, 1994 was $1,036,399, as compared to net income of $1,262,649 for the same period in 1993, representing a decrease in the Partnership's net income of $226,250, or 18%. Included in net income for the nine months ended September 30, 1994 is the property write-down on Carnegie Center of $512,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
- - -------------------------------------------------------------------------------
of Operations (continued)
- - ------------------------
Results of Operations (continued)
- - --------------------------------
Average occupancy for the Partnership's properties for the nine months ended
September 30, 1994 was as follows:

       1300 North Dutton Avenue Office Complex      100%
       Marlboro Square Shopping Center               81%
       Crossroads Square Shopping Center             93%
       Carnegie Center Office/Warehouse              75%
       Warner Plaza Shopping Center                  96%
       J.C. Penney Credit Operations Center         100%

Rental income for the Partnership's properties increased by $159,897, or 6%, for the nine months ended September 30, 1994 as compared to the same period in 1993. This increase is primarily due to increases in rental income at the Crossroads Square and 1300 North Dutton Avenue properties, which were partially offset by decreases in rental income at the Carnegie Center and Marlboro Square properties. Rental income at the Crossroads Square property increased by 33% during the nine months ended September 30, 1994 as compared to the same period during 1993 due to an increase in average occupancy from 71% to 93% between periods. Rental income at the 1300 North Dutton Avenue property increased by 15% during the nine months ended September 30, 1994 as compared to the same period during 1993 due to an increase in the sole tenant's rental rate, made in accordance with the terms of its lease. These increases in rental income were partially offset by a 15% decrease in rental income between periods at the Carnegie Center property due to a decrease in average occupancy from 87% to 75%, and a 3% decline in rental income at the Marlboro Square property primarily due to a decrease in average occupancy from 83% to 81% between periods.

Interest income for the nine months ended September 30, 1994 increased by $20,161, or 37%, as compared to the same period in 1993. This increase is primarily due to an increase in the Partnership's working capital reserves and interest rates earned on the Partnership's working capital reserves during the nine months ended September 30, 1994.

Property operating expenses for the nine months ended September 30, 1994 decreased by $55,973, or 19%, as compared to the same period in 1993. This decrease is primarily due to a decrease in property operating expenses at the Crossroads Square and 1300 North Dutton Avenue properties. Property operating expenses decreased at the Crossroads Square property between periods primarily due to an increase in average occupancy at the property resulting in higher tenant reimbursements for such expenses. Property operating expenses decreased at the 1300 North Dutton Avenue property between periods primarily due to a reduction in the property's real estate taxes. These decreases were partially offset by an increase in property operating expenses at the Carnegie Center property. Property operating expenses increased at the Carnegie Center property between periods primarily as a result of an increase in maintenance and repair expenses. In addition, the decrease in average occupancy at the Carnegie Center property resulted in lower tenant reimbursements.

Amortization of deferred expenses for the nine months ended September 30, 1994 decreased by $38,730, or 25%, as compared to the same period in 1993. A significant portion of deferred expenses relating to leasing costs incurred at the Carnegie Center property was fully amortized during 1993, reducing the amortization expense for the nine months ended September 30, 1994 as compared to the same period in 1993. This decrease was partially offset by an increase in the amortization of deferred expenses at the Crossroads Square property relating to leasing costs incurred subsequent to September 30, 1993. In addition, during the third quarter of 1993, the Partnership reduced the amortization period for its deferred acquisition costs from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the estimated remaining life of the Partnership, thereby further offsetting the decrease in amortization.

The management fee expense paid to the General Partner for the nine months ended September 30, 1994 decreased by $6,600, or 9%, as compared to the same period in 1993. This decrease is due to the decline in Cash from Operations (as defined in the Amended Agreement of Limited Partnership), which resulted from an increase in the funding of the Partnership's working capital reserves during the nine months ended September 30, 1994.

Item 2:  Management's  Discussion  and  Analysis  of  Financial  Condition  and
- - -------------------------------------------------------------------------------
Results of Operations (continued)
- - --------------------------------
Results of Operations (continued)
- - --------------------------------
Current economic conditions within the Cincinnati, Ohio market where the
Carnegie Center property is located have caused a decline in the property's market value. The General Partner evaluated the carrying value of the Carnegie
Center as of September 30, 1994, comparing its carrying value to its estimated future undiscounted cash flows and a recent internal appraisal in order to determine whether any permanent impairment in value existed. Based on such evaluation, the Partnership recorded a write-down of $512,000 at September 30,
1994 to reflect the estimated permanent impairment in the value of the Carnegie
Center property.

The General Partner believes that inflation has had no significant impact on the Partnership during the nine months ended September 30, 1994, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1994.

Cash Flow
- - ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Amended Agreement of Limited Partnership:

                                                          Nine Months Ended
                                                            September 30,
                                                       1994              1993
                                                       ----              ----
Net cash provided by operating activities (a)     $2,435,632         $2,245,038
Net change in operating assets and liabilities (a)   (43,919)           (82,432)
                                                   -------------  -------------
Cash provided by operations (a)                    2,391,713          2,162,606
Increase in working capital reserves                (655,976)          (195,435)
Add:  Accrual basis Partnership management fee        62,955             69,555
                                                ------------      -------------
Cash from Operations (b)                           1,798,692          2,036,726
Decrease in working capital reserves                      -                  -
Less: Accrual basis Partnership management fee       (62,955)           (69,555)
                                               -------------      -------------
Distributable Cash from Operations (b)            $1,735,737         $1,967,171
                                                  ==========         ==========

Allocation to General Partner                     $   17,358         $   19,672
Allocation to John Hancock Limited Partner                -                  -
Allocation to Investors                            1,718,379          1,947,499
                                                 -----------        -----------
Distributable Cash from Operations (b)            $1,735,737         $1,967,171
                                                  ==========         ==========

(a) Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

(b) As defined in the Amended Agreement of Limited Partnership. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the fourth quarter of 1994, the Partnership expects to make a cash distribution of $572,793, representing a 5% annualized return, to all Investors of record at September 30, 1994, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable distributions during each of the four quarters of 1995.

                           PART II: OTHER INFORMATION


Item 1.     Legal Proceedings

       There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties are subject.

Item 2.     Changes in Securities

       There were no changes in securities during the third quarter of 1994.

Item 3.     Defaults Upon Senior Securities

       There were no defaults upon senior securities during the third quarter of 1994.

Item 4.     Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1994.

Item 5.     Other information


Item 6.     Exhibits and Reports on Form 8-K

       (a)  There are no exhibits to this report.
       (b) There were no Reports on Form 8-K filed during the third quarter of 1994.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1994.


                                              John Hancock Realty Income Fund
                                              Limited Partnership


                                   By:       John Hancock Realty Equities, Inc.,
                                                             Its General Partner


                                   By:------------------------------------------
                                                           William M. Fitzgerald
                                                                       President


                                   By:------------------------------------------
                                                                Richard E. Frank
                                            Treasurer (Chief Accounting Officer)