Form 10-K
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1995-03-31
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1994

Commission File Number           0-15680

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2921566
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Berkeley Street, Boston, MA                 02117
(Address of Principal Executive Office)           (Zip Code)

Registrant's telephone number, including area code:  (800) 722-5457

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Investor Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable, since securities are non-voting.

Documents incorporated by reference.  None.






                      Exhibit Index on Pages 23 - 27

                            TABLE OF CONTENTS




                                  PART I


  Item 1  Business                                                   3
  Item 2  Properties                                                 6
  Item 3  Legal Proceedings                                          7
  Item 4  Submission of Matters to a Vote
            of Security Holders                                      7


                                 PART II


  Item 5  Market for the Partnership's Securities and Related
            Security Holder Matters                                  7
  Item 6  Selected Financial Data                                    9
  Item 7  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     10
  Item 8  Financial Statements and Supplementary Data               17
  Item 9  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  17


                                 PART III


  Item 10 Directors and Executive Officers of the Partnership       17
  Item 11 Executive Compensation                                    20
  Item 12 Security Ownership of Certain Beneficial Owners
            and Management                                          22
  Item 13 Certain Relationships and Related Transactions            23


                                 PART IV


  Item 14 Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                     13

          Signatures                                                28

                                  Part I

Item 1 - Business

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the provisions of the Massachusetts Uniform Limited Partnership Act. As of December 31, 1994, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 4,201 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There were no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests at $500 per Unit.

The Units were offered and sold to the public during the period from September 9, 1986 to September 9, 1987, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $500 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement. The Partnership's principal objectives are to:

    (1)     preserve the capital investment of the Limited Partners;

    (2) provide quarterly distributions of cash from operations on a partially tax-deferred basis;

    (3)     protect the Limited Partners' investment against inflation;
            and

    (4) obtain long-term appreciation in the market value of its properties.

The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repair, replacements and contingencies. The income from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive over-building, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area or ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to a specific retail, industrial or office tenant, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rentals due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

On October 24, 1986, the Partnership acquired 1300 North Dutton Avenue, an office/industrial facility located in Santa Rosa, California. During May 1994, the tenant occupying the property notified the Partnership that it would not be renewing its lease, which expired on January 31, 1995. The General Partner has been offering aggressive rental packages in order to secure a new tenant for this property. Market conditions in Santa Rosa for office/industrial space have declined since the Partnership acquired the 1300 North Dutton Avenue property. Currently, market conditions for office/industrial property in Santa Rosa remain competitive.

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center, a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro have weakened since the Partnership acquired the property and have remained depressed. An excess of supply over demand for retail rental space has resulted in continued high vacancy rates and competitive pricing for leasing space in the area in which Marlboro Square is located. In addition, a proposed new retail development within close proximity to Marlboro Square is scheduled for completion during Spring 1996. As a result, the General Partner anticipates that absorption of existing retail space will remain sluggish during 1995 in the area in which Marlboro Square is located. The General Partner will continue to offer competitive lease rates and concessions at Marlboro Square in an effort to lease the remaining vacant space at the property.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. Real estate market conditions for retail properties in Jacksonville have declined since the Partnership acquired the property due to over-building and slow economic growth which have caused declines in occupancy and rental rates. However, occupancy levels and rental rates stabilized during 1993 and increased duing 1994. As a result, the General Partner anticipates favorable retail market conditions in Jacksonville and the property during 1995.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. Since the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market has experienced an oversupply of office\industrial rental space, which has resulted in a decline in rental rates and an increase in vacancy rates. The Carnegie Center property experienced a significant decrease in average occupancy during 1994. A tenant that had occupied approximately 45% of the space at the property did not renew its leases and vacated its space during 1994. As a result, at December 31, 1994, the occupancy at the Carnegie Center was 35%. During the first quarter of 1995, a new tenant executed a lease for 14,375 square feet of space, or 11% of the property, for a three year term which commenced in March 1995. The General Partner anticipates that market conditions in Cincinnati will remain competitive during 1995 and, therefore, it will continue to offer competitive rental rates and concession packages in an effort to increase occupancy at Carnegie Center.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center, a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas owned by a non-affiliate of the Partnership which were occupied by a supermarket, two branch offices of local banks and a restaurant. During the fourth quarter of 1992, the supermarket tenant vacated its space. During 1994, the non-affiliated owner of that space secured two replacement tenants for the space. This vacancy of this space did not have a significant negative impact on the Partnership's operations. Although real estate market conditions have declined in Chandler as compared to when the Partnership acquired the property, population, employment and retail sales have increased in recent years. These factors indicate a positive future outlook for retail markets in Chandler and for Warner Plaza.

On September 13, 1988, the Partnership completed its investment portfolio with the acquisition of the J.C. Penney Credit Operations Center, an office/service center located in Albuquerque, New Mexico. The property is 100% leased to J.C. Penney under a lease that was scheduled to expire during 1996. However, during the first quarter of 1995, the General Partner, on behalf of the Partnership, negotiated an extension of the lease through 2006. The tenant has been granted an option to terminate the lease during the year 2001 upon the payment of $710,325. The General Partner anticipates stable income performance from this property during 1995.

Within the power accorded to the General Partner under the terms of the Partnership Agreement, the General Partner contracted, effective as of January 1, 1992, with Hancock Realty Investors Incorporated ("HRI"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company ("John Hancock"), to assist the General Partner in the performance of its management duties as enumerated in the Partnership Agreement. Effective May 28, 1993, HRI subcontracted with John Hancock to assist HRI in the performance of its duties as enumerated in the January 1, 1992 contract. The Partnership has not incurred any additional costs or expenses as a result of these agreements. The General Partner is further described in Item 10 ("Directors and Executive Officers of the Partnership") of this Report.

Industry segment information has not been provided since the Partnership is engaged in only one industry segment.

Item 2 - Properties

As of December 31, 1994, the Partnership held the following properties in its portfolio:

1300 North Dutton Avenue Office Complex
---------------------------------------
On October 24, 1986, the Partnership purchased the 1300 North Dutton Avenue office building ("1300 North Dutton Avenue"), located in Santa Rosa, California, from a non-affiliated seller. The property consists of one building with 24,120 rentable square feet of office space. The building and two adjacent buildings comprise "Park Campus", an association which in common owns a 5.9 acre parcel with landscaping and parking serving all three buildings. 1300 North Dutton Avenue's allocation of interest in Park Campus is approximately 32% and includes the exclusive right to use 95 parking spaces.

At December 31, 1994, the building was 100% leased to North American Mortgage Company ("NAMC") under a lease agreement which expired on January 31, 1995. During May 1994, NAMC notified the Partnership that it would not be renewing its lease upon its expiration. The General Partner has been actively seeking a replacement tenant for the property.

Marlboro Square Shopping Center
-------------------------------
On February 17, 1987, the Partnership purchased the Marlboro Square Shopping Center ("Marlboro Square"), located in Marlboro, Massachusetts, from a non-affiliated seller. The property consists of two freestanding buildings. One of the buildings contains 39,150 rentable square feet, and the other building contains 3,000 rentable square feet, for a total of 42,150 rentable square feet of space.

For the year ended December 31, 1994, the average occupancy of Marlboro Square was 81%.

Crossroads Square Shopping Center
---------------------------------
On November 20, 1987, the Partnership purchased the Crossroads Square Shopping Center ("Crossroads Square"), located in Jacksonville, Florida, from a non-affiliated seller. Crossroads Square contains 174,196 rentable square feet of space with a total land area in excess of 18.5 acres.

For the year ended December 31, 1994, the average occupancy of Crossroads Square was 94%.

Carnegie Center Office/Warehouse
--------------------------------
On December 22, 1987, the Partnership purchased Carnegie Center, located in Cincinnati, Ohio, from a non-affiliated seller. The property consists of two buildings containing an aggregate of 128,059 rentable square feet with a total land area of approximately 7.8 acres.

For the year ended December 31, 1994, the average occupancy of Carnegie Center was 65%. However, actual occupancy at December 31, 1994 was 35%, due to the fact that a tenant that had occupied 45% of the property vacated its space upon expiration of its leases in 1994.

Warner Plaza Shopping Center
----------------------------
On February 25, 1988, the Partnership purchased 92,848 rentable square feet of the Warner Plaza Shopping Center ("Warner Plaza") (which consists of a total of 148,410 rentable square feet), located in Chandler, Arizona, from a non-affiliated seller.

For the year ended December 31, 1994, average occupancy, for the portion of Warner Plaza which is owned by the Partnership, was 97%.

J.C. Penney Credit Operations Center
------------------------------------
On September 13, 1988, the Partnership purchased the J.C. Penney Credit Operations Center, located in Albuquerque, New Mexico, from a non-affiliated seller. The property, constructed in 1981, consists of one building with 69,300 square feet of rentable office space.

The property is 100% leased to J.C. Penney Company, Inc. under a fifteen year lease which was scheduled to expire in June 1996. During the first quarter of 1994, the General Partner negotiated a lease extension with this tenant through June 2006.

The foregoing properties are described more fully in Items 1, 2 and 7 and
Note 4 to the Financial Statements included in Item 8 of this Report.

Item 3 - Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.


Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1994.

                                 Part II

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(a)  Market Information

The Partnership's outstanding securities consist of 91,647 Units originally sold for $500 per Unit. The Units were offered and sold to the public during the period from September 9, 1986 to September 9, 1987. No established public market exists on which the Units may be traded. Consequently, holders of Units may not be able to liquidate their investments in the event of an emergency, or for any other reason. Additionally, the assignment or other transfer of Units would be subject to compliance with the minimum investment and suitability standards imposed by the Partnership or by applicable law, including state "Blue Sky" laws.

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(b)  Number of Security Holders
                              Number of               Number of Units
                         record holders as of        outstanding as of
Title of Class            December 31, 1994          December 31, 1994
--------------            -----------------           ----------------
  Units of
  Investor Limited
  Partnership
  Interests                     4,201                      91,647

(c)  Dividend History and Restrictions

During the fiscal years ended December 31, 1994 and 1993, the Partnership distributed cash in the aggregate amount of $2,314,318 and $2,661,465, respectively, from Distributable Cash from Operations. These amounts were allocated 1% to the General Partner and 99% to the Limited Partners, in accordance with the terms of the Partnership Agreement.

The following table reflects cash distributions made during 1993 and 1994:

                                                           Amount Paid to
   Date of                Amount of     Amount Paid to     John Hancock    Amount Paid   Distribution
 Distribution            Distribution  General Partner   Limited Partner   to Investors    Per Unit
 ------------            ------------  ---------------   ---------------   ------------    --------
 February 12, 1993         $694,295         $6,943             $-            $687,352        $7.50
 May 14, 1993               694,296          6,943              -             687,353         7.50
 August 13, 1993            694,296          6,943              -             687,353         7.50
 November 15, 1993          578,578          5,785              -             572,793         6.25
 February 15, 1994          578,579          5,786              -             572,793         6.25
 May 13, 1994               578,580          5,786              -             572,794         6.25
 August 15, 1994            578,580          5,786              -             572,794         6.25
 November 15, 1994          578,579          5,785              -             572,794         6.25


During 1993, a substantial portion of the Partnership's working capital reserves was used to fund leasing costs incurred at the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties. Given this use of working capital reserves in 1993 as well as the projected level of future leasing costs and capital expenditures expected to be incurred at the Partnership's properties, the General Partner reduced cash distributions to Investors commencing with the November 15, 1993 distribution, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and satisfy the Partnership's general liquidity requirements. Cash distributions during the year ended December 31, 1994 continued to reflect this 5% annualized rate. The General Partner anticipates that the Partnership will make cash distributions in 1995 in an amount comparable to that distributed in 1994. For a further discussion on the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
Rental income                        $3,618,826   $3,519,445  $3,648,457   $3,498,811  $3,494,335
Interest income                         110,982       71,557      87,970      116,495     241,905
Net income/(loss)                     1,497,221    1,684,608   1,095,594      192,632 (2,606,459)
Net income/(loss) per Unit (b)             17.02       18.95        12.49        2.79       (27.38)
Ordinary tax income (a)               2,128,148    1,826,365   2,042,510    1,679,542   1,875,090
Ordinary tax income per Unit (b)           23.61       20.35        22.68       18.81        20.99
Cash distribution per Unit                 25.00       28.75        30.00       31.25        35.00
Cash and cash equivalents at
  December 31                         3,124,999    2,359,803   2,552,370    2,403,717   2,529,491
Total assets at December 31          34,325,239   35,150,707  36,092,419   37,863,010  40,413,657

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
  General Partner                       $21,281      $18,263     $20,425      $16,795     $18,751
  John Hancock Limited Partner         (56,684)     (56,684)    (56,684)     (61,010)    (67,067)
  Investors                           2,163,551    1,864,786   2,078,769    1,723,757   1,923,406
                                     ----------   ----------  ----------   ----------  ----------
  Total                              $2,128,148   $1,826,365  $2,042,510   $1,679,542  $1,875,090
                                     ==========   ==========  ==========   ==========  ==========


(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1994, 1993, 1992, 1991 and 1990. The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1994, 1993, 1992, 1991 and 1990, respectively.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. These properties are described more fully in
Item 2 and Note 4 to the Financial Statements included in Item 8 of this
Report.

Liquidity and Capital Resources
-------------------------------
At December 31, 1994, the Partnership had $3,124,999 in cash and cash equivalents, $22,457 in restricted cash and $22,166 in long-term restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the offering proceeds. During 1993, a substantial portion of the Partnership's working capital reserves was used to fund leasing costs incurred at the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties. Given this use of working capital reserves in 1993, as well as the projected level of future leasing costs and capital expenditures expected to be incurred at the Partnership's properties, the General Partner reduced cash distributions to Investors commencing with the November 15, 1993 distribution, from an annualized rate of 6% to an annualized rate of 5%, in order to replenish working capital reserves and satisfy the Partnership's general liquidity requirements.
Cash distributions during the year ended December 31, 1994 continued to reflect this 5% annualized rate. Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

During 1994, cash from working capital reserves was used for the payment of leasing costs in the amount of $38,920 incurred at the Warner Plaza, Crossroads Square, Carnegie Center and Marlboro Square properties. The General Partner estimates that the Partnership will incur approximately $900,000 of leasing costs at its properties during 1995. Of this amount, approximately $429,000 and $254,000 are expected to be incurred at the Carnegie Center and 1300 North Dutton Avenue properties, respectively, in connection with the Partnership's efforts to secure new tenants at these properties. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such costs.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the second quarter of 1994, a tenant occupying 45% of the Carnegie Center property notified the Partnership of its intention not to renew its leases. This tenant had leased 10% of the property on a month-to-month basis, which it terminated during May 1994, and had leased 35% of the property under leases which expired in September 1994. A new tenant has executed a lease for 14,375 square feet of space, or 11% of the property, for a three year term which commenced in March 1995. The Partnership will incur approximately $76,000 in leasing costs during 1995 in connection with this lease. The General Partner is actively seeking additional replacement tenants for the remaining vacant space. Should additional replacement tenants not be located to take occupancy in the near future, the Partnership's liquidity will be materially adversely affected. Rental rates and concessions are priced competitively in order to secure new tenants for the property. For the years ended December 31, 1994 and 1993, the leases held by this former tenant represented 9% and 11%, respectively, of the rental income earned by the Partnership.

The tenant that leases all of the rentable space at the 1300 North Dutton Avenue property notified the Partnership during May 1994 that it would not renew its lease, which expired on January 31, 1995. The General Partner has been actively seeking a replacement tenant for the property. However, should a replacement tenant not be located to take occupancy of the property before the fourth quarter of 1995, the Partnership's liquidity may be adversely affected. For the year ended December 31, 1994 and 1993, the 1300 North Dutton Avenue property generated approximately 11% and 10%, respectively, of the rental income earned by the Partnership.

The former anchor tenant at Warner Plaza discontinued operations at the property and vacated its space during the fourth quarter of 1992. The premises which this tenant occupied is owned by a non-affiliate of the Partnership. During 1994, the non-affiliated owner secured two replacement tenants for this space. One of these tenants took occupancy in April 1994 and the other took occupancy in May 1994. The vacancy of this space did not have a significant negative impact on the Partnership's operations.

During the years ended December 31, 1994 and 1993, approximately $86,000 and $93,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair costs incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur approximately $117,000 of non-recurring maintenance and repair costs at its properties during 1995. These costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $2,314,318 generated from the Partnership's operations was distributed to the General Partner and the Limited Partners during 1994. The General Partner anticipates that the Partnership will make comparable distributions during 1995. Cash distributions to the General and Limited Partners are further described in Item 5(c) of this Report.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the second quarter of 1994, the General Partner had the Crossroads Square property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $10,550,000 as compared to the Partnership's cumulative investment in the property of approximately $14,567,000. The net book value of the Crossroads Square property of $9,978,881 at December 31, 1994 was evaluated in comparison to its recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of December 31, 1994.

During the third quarter of 1994, the General Partner had the Warner Plaza property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $5,600,000 as compared to the Partnership's cumulative investment in the property of approximately $7,900,000. The net book value of the Warner Plaza property of $5,431,656 at December 31, 1994 was evaluated in comparison to its recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value exists and that a write-down in value was not required as of December 31, 1994.

The decrease in value of these properties relative to their respective costs of acquisition reflects the fact that the real estate markets in which these properties are located have weakened since the time of the Partnership's acquisition of these properties.

The General Partner evaluated the carrying value of the Carnegie Center property during the third quarter of 1994 by comparing it to future undiscounted cash flows and a recent internal appraisal in order to determine whether a permanent impairment in value existed. Based on such evaluation, the General Partner determined that a write-down of $512,000 was required at that time to reflect the estimated permanent impairment in the value of the Carnegie Center property. Lower rental rates and weak absorption for available office/industrial properties in Cincinnati, Ohio, in general, have resulted in a decline in this property's market value. The net book value of the Carnegie Center property of $5,227,178 at December 31, 1994 was evaluated in comparison to the estimated future cash flows and a recent internal appraisal and, based upon such evaluation, the General Partner determined that no further permanent impairment in value exists and, therefore, an additional write-down in value was not required as of December 31, 1994.

The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1994 by comparing it to the future undiscounted cash flows and the most recent independent or internal appraisals. Based on such evaluations, the General Partner determined that no permanent impairment in values exist with respect to these properties and no additional write-downs were recorded as of December 31, 1994. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Net income for the year ended December 31, 1994 was $1,497,221 as compared to $1,684,608 in 1993 and $1,095,594 in 1992. Included in the results for 1994 and 1992 are property write-downs of $512,000 and $719,000, respectively. No write-downs in value were recorded during 1993.

Average occupancy for the Partnership's properties was as follows:

                                                          Years ended December 31,
                                                       1994         1993        1992
                                                       ----         ----        ----
  1300 North Dutton Avenue Office Complex               100%        100%         100%
  Marlboro Square Shopping Center                        81%         85%          80%
  Crossroads Square Shopping Center                      94%         76%          80%
  Carnegie Center Office/Industrial                      65%         86%          99%
  Warner Plaza Shopping Center                           97%         93%          92%
  J.C. Penney Credit Operations Center                  100%        100%         100%


Rental income for the year ended December 31, 1994 increased by $99,381, or 3%, as compared to 1993 and decreased by $29,631, or 1%, as compared to 1992. During 1994 the Crossroads Square Shopping Center and 1300 North Dutton Avenue properties generated increased rental income, however, these increases were offset by a decrease in rental income at the Carnegie Center property. Rental income from the Crossroads Square property increased in 1994 as compared to both 1993 and 1992 due to an increase in occupancy. Rental income at the 1300 North Dutton Avenue property increased during 1994 as compared to 1993 and 1992 due to an increase in the sole tenant's rental rate which became effective during February 1994, in accordance with the terms of its lease. These increases in rental income were offset by decreases in rental income at the Carnegie Center property during 1994 as compared to both 1993 and 1992 due to decreases in average occupancy. Rental income from the Marlboro Square property decreased slightly in 1994 as compared to 1993 due to a decrease in occupancy, and increased as compared to 1992 due to an increase in occupancy. Rental income from the Warner Plaza and J.C. Penney properties were consistent between periods.

Interest income for the year ended December 31, 1994 increased by $39,425, or 55%, and $23,012, or 26%, as compared to 1993 and 1992, respectively. These increases are primarily due to an increase in the Partnership's working capital reserves and interest rates earned on such reserves during 1994.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Property operating expenses for the year ended December 31, 1994 decreased by $98,197, or 24%, as compared to 1993, and by $104,013, or 25%, as compared to 1992. The decrease in 1994 as compared to 1993 and 1992 is primarily due to decreases in property operating expenses at the Crossroads Square, 1300 North Dutton Avenue and Warner Plaza properties. Property operating expenses decreased at the Crossroads Square property in 1994 as compared to 1993 and 1992 primarily due to an increase in the average occupancy at the property and, therefore, an increase in tenant reimbursements for such expenses. The tenant occupying the 1300 North Dutton Avenue property notified the Partnership in May 1994 that it would not renew its lease upon its expiration date of January 31, 1995 and proceeded to vacate its space during 1994. As a result, only minor routine maintenance expenses were incurred subsequent to the tenant vacating the space, resulting in a decrease in property operating expenses. In addition, property operating expenses decreased in 1994 and 1993 as compared to 1992 as a result of costs of approximately $72,000 incurred in 1992 to replace the roof at the 1300 North Dutton Avenue property. Warner Plaza's property operating expenses decreased in 1994 as compared to both 1993 and 1992 primarily due to a decline in real estate taxes paid on the property as a result of the applicable taxing authority reducing the assessed value of the property. These decreases were partially offset by an increase in property operating expenses at the Carnegie Center property. Property operating expenses increased at the Carnegie Center property in 1994 as compared to 1993 and 1992 primarily due to a decrease in average occupancy at the property and, therefore, a decrease in tenant reimbursements for such expenses. Also, property operating expenses increased at Carnegie Center due to an increase in maintenance and repair expenses incurred to maintain the property's competitive position in the market. These increases in property operating expenses at Carnegie Center were partially offset by a decrease in real estate taxes in 1994 due to a successful appeal of the assessed value of the property for real estate tax purposes.

General and administrative expenses in 1994 decreased by $12,864, or 6%, as compared to 1993, and by $16,366, or 7%, as compared to 1992. The decrease in 1994 as compared to 1993 was primarily due to a decrease in legal fees incurred in connection with Securities and Exchange Commission reporting requirements. The decrease in 1994 as compared to 1992 was primarily due to decreases in audit fees and computer costs.

Amortization of deferred expenses in 1994 decreased by $64,353, or 30%, as compared to 1993, and by $35,382, or 19%, as compared to 1992. This reduction in 1994 from both 1993 and 1992 was primarily due to the full amortization of a significant portion of such expenses relating to leasing costs incurred at the Carnegie Center property and the inclusion in amortization for 1993 of a non-recurring $17,903 write-off of unamortized leasehold expenses relating to tenants who vacated their space at this property prior to their lease termination dates. The decreases in amortization was partially offset by an increase in the amortization of deferred expenses relating to leasing costs incurred at the Crossroads Square property and by the Partnership's reduction during the third quarter of 1993 in the amortization period for its deferred acquisition costs from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
As referred to above, during 1994, the General Partner determined that the value of the Carnegie Center property had been permanently impaired. As a result, the carrying value of the property was reduced by $512,000 and this amount was charged directly to operations. During 1992, the carrying value of the Marlboro Square property was reduced by $719,000. No property write-downs were recorded during 1993.

Management fee expense paid to the General Partner during the year ended December 31, 1994 decreased by $5,162, or 6%, as compared to 1993, and by $20,915, or 20%, as compared to 1992. These decreases are due to the decline in Cash from Operations (as defined in the Partnership Agreement). Cash from Operations decreased during 1994 as compared to both 1993 and 1992 as a result of an increase in the amount of funds from the Partnership's operations used to replenish working capital reserves during 1994.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations for the five years ended December 31, 1994, which are calculated in accordance with Section 17 of the Partnership
Agreement:

                                                        Years Ended December 31,
                                         1994        1993         1992        1991         1990
                                         ----        ----         ----        ----         ----
Net cash provided by
 operating activities (a)            $3,118,434   $2,853,183  $2,907,816   $3,031,476  $2,959,815
Net change in operating assets
 and liabilities (a)                      7,210       17,432      83,153    (353,708)    (24,280)
                                     ----------   ----------  ----------   ----------  ----------
Cash provided by operations (a)       3,125,644    2,870,615   2,990,969    2,677,768   2,935,535
Increase in working capital
  reserves                            (811,326)    (324,865)   (213,789)            -           -
Add:  Accrual basis Partnership
      management fee                     83,939       89,101     104,854       97,121     106,470
                                     ----------   ----------  ----------   ----------  ----------
Cash from operations (b)              2,398,257    2,634,851   2,882,034    2,774,889   3,042,005
Decrease in working capital
 reserves                                     -            -           -       98,420     301,465
Less: Accrual basis Partnership
      management fee                   (83,939)     (89,101)   (104,854)     (97,121)   (106,470)
                                     ----------   ----------  ----------   ----------  ----------
Distributable cash from
 operations (b)                      $2,314,318   $2,545,750  $2,777,180   $2,776,188  $3,237,000
                                     ==========   ==========  ==========   ==========  ==========

Allocation to General Partner           $23,143      $25,458     $27,772      $26,778     $29,355
Allocation to John Hancock
 Limited Partner                              -            -           -            -           -
Allocation to Investors               2,291,175    2,520,292   2,749,408    2,749,410   3,207,645
                                     ----------   ----------  ----------   ----------  ----------
Distributable cash from
 operations (b)                      $2,314,318   $2,545,750  $2,777,180   $2,776,188  $3,237,000
                                     ==========   ==========  ==========   ==========  ==========

(a) Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 8 of this Report.

(b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
On February 15, 1995, the Partnership made a cash distribution of $572,793, representing a 5% annualized return, to all Investors of record at December 31, 1994, based on the Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make cash distributions in each of the four quarters of 1995 comparable to those made during 1994.

Item 8 - Financial Statements and Supplementary Data

The response to this Item appears beginning on page F-1 of this Report.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events requiring disclosure under this Item have occurred.

                                 Part III

Item 10 - Directors and Executive Officers of the Partnership

(a-b)  Identification of Directors and Executive Officers

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner are as follows:

         Name                        Title                           Age
         ----                        -----                           ---

     William M. Fitzgerald      President and Director                51
     Malcolm G. Pittman, III    Director                              43
     Susan M. Shephard          Director                              42
     Richard E. Frank           Treasurer (Chief
                                Accounting Officer)                   33

(c)  Identification of certain significant persons

The General Partner is responsible for the identification, analysis, purchase, operation, and disposal of specific Partnership real estate investments. The General Partner has established a Real Estate Investment Committee utilizing senior real estate personnel of John Hancock and its Affiliates to review each proposed investment. The members of the Real Estate Investment Committee are designated each year at the annual meeting of the Board of Directors of John Hancock Realty Equities, Inc. The current members of the committee are as follows:

         Name                        Title                           Age
         ----                        -----                           ---

  Edward P. Dowd           Senior Vice President of                   52
                           John Hancock's Real Estate
                           Investment Group

  Kevin McGuire            Vice President of John Hancock's           48
                           Real Estate Investment Group,
                           President of John Hancock Realty
                           Services Corp. and subsidiaries

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 51) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1995. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman III (age 43) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1995. Mr. Pittman has been Counsel of John Hancock's Mortgage and Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 42) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1995. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 33) joined John Hancock in 1983. He has been Treasurer of the General Partner and a Senior Financial Administrator of John Hancock since June 1993. From 1991 to 1993, Mr. Frank was an Associate of Hancock Realty Investors Incorporated; from 1990 to 1991, he held the position of Assistant Treasurer of John Hancock Realty Services Corp.; and from 1987 to 1990, he was a Senior Accountant of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 52) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 48) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

(f)  Involvement in certain legal proceedings

None

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, the General Partner's directors and executive officers, as well as any person holding more than ten percent of the Units, are required to report their initial ownership of Units and any subsequent change in such ownership to the Securities and Exchange Commission and the Partnership (such requirements hereinafter referred to as "Section 16(a) filing requirements"). Specific time deadlines for Section 16(a) filing requirements have been established.

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1994 fiscal year or as of the date hereof. In addition, the Massachusetts State Teachers and Employees Retirement System, the greater than ten percent holder of the Units, informed the Partnership that it was not required to file any reports relating to Section 16(a) filing requirements during the 1994 fiscal year.

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receive any current or proposed direct remuneration in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, from the Partnership nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such persons in such capacities. No long-term incentive plan exists with any such persons in such capacities and no remuneration plan or arrangement exists with any such persons resulting from resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

For its activities occurring during the offering period, which terminated on September 9, 1987, the General Partner and/or its Affiliates, as defined in the Partnership Agreement, received certain acquisition fees and reimbursement for certain organizational, offering and acquisition expenses, in accordance with the terms of the Partnership Agreement.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner is entitled to receive a Partnership Management Fee, as defined in the Partnership Agreement, for managing the normal operations of the Partnership in an amount equal to 3.5% of Cash Flow from Operations. The General Partner was paid a Partnership Management Fee totaling $83,939, $89,101 and $104,854 during the years ended December 31, 1994, 1993 and 1992, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee, as defined in the Partnership Agreement, for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties, therefore, the Partnership did not pay any such fees during the years ended December 31, 1994, 1993 and 1992.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations.
The Partnership reimbursed the General Partner for $118,293, $133,054 and $130,071 of such expenses during the years ended December 31, 1994, 1993 and 1992, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee, as defined in the Partnership Agreement, in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital, as defined in the Partnership Agreement, plus the Cumulative Return on Investment, as defined in the Partnership Agreement, of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not consummate the sale of any properties during 1992, 1993 or 1994. Accordingly, the Partnership did not pay any such fees to the General Partner during the years ended December 31, 1994, 1993 and 1992.

A share of the Partnership's Distributable Cash from Operations, as defined in the Partnership Agreement, may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $23,143, $25,458 and $27,772 for the years ended December 31, 1994, 1993 and 1992, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1994, 1993 and 1992 fiscal years.

A share of Cash from Sales or Financings, as defined in the Partnership Agreement, is distributed to the General Partner and the John Hancock Limited Partner is distributable in accordance with Section 8 of the Partnership Agreement (as described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). In accordance with the terms of the Partnership Agreement, the General Partner and the John Hancock Limited Partner were not entitled to receive any such distributions during the years ended December 31, 1994, 1993 and 1992.

A share of the Partnership's profits or losses for tax purposes, as defined in the Partnership Agreement, is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits and losses were profits of $21,281, $18,263 and $20,425 during the years ended December 31, 1994, 1993 and 1992, respectively. The John Hancock Limited Partner's share of such profits or losses were losses of $56,684 in each of the three years ended December 31, 1994.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                                          Years Ended December 31,
                                                       1994         1993         1992
                                                       ----         ----         ----
  Partnership management
    fee expense                                      $83,939      $89,101      $104,854
  Reimbursement for operating
    expenses                                         118,293      133,054       130,071
  General Partner's share of
    Distributable Cash from Operations                23,143       25,458        27,772
  General Partner's share of profits
    for tax purposes                                  21,281       18,263        20,425
  John Hancock Limited Partner's share
    of losses for tax purposes                      (56,684)     (56,684)      (56,684)


Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1994 and does not currently have such a committee. During the 1994 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

   No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1994, except as follows:


    Title                                                   Amount and         Percent
      of                   Name and Address                 Nature of             of
    Class                of Beneficial Owner           Beneficial Ownership     Class
    -----                -------------------           --------------------     -----
     Units of            Massachusetts State                10,000 Units         10.91%
     Investor            Teachers and Employees             owned directly
     Limited             Retirement System
     Partnership         Mass Fiduciary Advisors
     Interests           One Ashburton Place
                         Boston, MA

Item 12 - Security Ownership of Certain Beneficial Owners and Management (continued)

(b)  Security ownership of management

     By virtue of its organization as a Limited Partnership, the Partnership has no officers or directors. Neither the General Partner nor any officer or director of the General Partner possesses the right to acquire a beneficial ownership of Units.

(c)  Changes in control

     The Partnership does not know of any arrangements the operations of which may at a subsequent date result in a change of control of the Partnership.

Item 13 - Certain Relationships and Related Transactions

See Note 5 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates during 1994, 1993 and 1992.

                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)       - Listing of Exhibits

Exhibit Number                                    Page Number or
   Under                                        Incorporation by
Regulation S-K     Description                      Reference

  4         Instruments defining the rights
            of security holders

     4.1    Amended Agreement of Limited          Exhibit A to the
            Partnership*                          final Prospectus
                                                  dated September 4,
                                                  1986, filed under
                                                  the Partnership's
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-6451)

     4.2    The Seventeenth Amendment and         Exhibit 4.2 to the
            Restatement of Certificate of         Partnership's
            Limited Partnership filed with        Report on
            the Massachusetts Secretary of        Form 10-K dated
            State on September 15, 1987*          December 31, 1987
                                                  (File 0-15680)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

  10        Material contracts and other
            documents

     10.1   Form of Escrow Agreement*             Exhibit 10.1 to
                                                  the Partnership's
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-6451)

     10.2   Letter from John Hancock              Exhibit 10.1 to
            Subsidiaries, Inc. containing         the Partnership's
            undertaking as to the net             Form S-11
            worth of the General Partner*         Registration
                                                  Statement
                                                  (File 33-6451)

     10.3   Documents relating to
            1300 North Dutton Avenue

       (a)  Agreement of Purchase and Sale        Exhibit 10.3(a) to
            dated September 30, 1986, and         the Post-Effective
            First Amendment to Agreement of       Amendment No. 1 to
            Purchase and Sale dated               the Partnership's
            October 22, 1986, between             Form S-11
            Park Campus Associates and            Registration
            John Hancock Realty Income Fund       Statement
            Limited Partnership*                  (File 33-6451)

       (b)  Lease dated June 12, 1986, and        Exhibit 10.3(b) to
            First Amendment to Lease dated        the Post-Effective
            June 12, 1986, between                Amendment No. 1 to
            Park Campus Associates and            the Partnership's
            Mag Media Ltd.*                       Form S-11
                                                  Registration Statement
                                                  (File 33-6451)

       (c)  Amended and Restated Statements       Exhibit 10.3(c) to
            of Development Policy and             the Post-Effective
            Declarations of Restrictions of       Amendment No. 1 to
            Santa Rosa Business Park dated        the Partnership's
            June 5, 1986*                         Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-6451)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (d)  Declaration of Covenants,             Exhibit 10.3(d) to
            Conditions and Restrictions of        the Post-Effective
            Park Campus dated October 2,          Amendment No. 1 to
            1986*                                 the Partnership's
                                                  Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-6451)


     10.4   Documents relating to
            Marlboro Square Shopping Center

       (a)  Agreement of Purchase and Sale        Exhibit 10.4(a) to
            dated January 17, 1987, between       the Post-Effective
            Marlborough GLR Realty Trust          Amendment No. 2 to
            and John Hancock Realty Equities,     the Partnership's
            Inc.*                                 Form S-11
                                                  Registration
                                                  Statement
                                                  (File 33-6451)

     10.5   Documents relating to
            Crossroads Square Shopping Center

       (a)  Agreement of Purchase and Sale        Exhibit 1 to the
            dated November 20, 1987, between      Partnership's
            Crossroads Square Limited             Report on
            Partnership and John Hancock          Form 8-K dated
            Realty Income Fund Limited            December 8, 1987
            Partnership*                          (File 0-15680)

       (b)  Limited Warranty Deed dated           Exhibit 2 to the
            November 20, 1987, relating           Partnership's
            to Crossroads Square Shopping         Report on
            Center*                               Form 8-K dated
                                                  December 8, 1987
                                                  (File 0-15680)

       (c)  Master Lease Agreement                Exhibit 3 to the
            dated November 18, 1987,              Partnership's
            relating to Crossroads Square         Report on
            Shopping Center*                      Form 8-K dated
                                                  December 8, 1987
                                                  (File 0-15680)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     10.6   Documents relating to Carnegie
            Center Office/Warehouse

       (a)  Agreement of Purchase and Sale        Exhibit 1 to the
            between Carnegie Properties           Partnership's
            Partnership, Carnegie Properties      Report on
            Partnership II and John Hancock       Form 8-K dated
            Realty Income Fund Limited            January 22, 1988
            Partnership*                          (File 0-15680)

       (b)  General Warranty Deed dated           Exhibit 2 to the
            December 22, 1987, between            Partnership's
            Carnegie Properties Partnership       Report on
            and John Hancock Realty Income        Form 8-K dated
            Fund Limited Partnership*             January 22, 1988
                                                  (File 0-15680)

       (c)  General Warranty Deed dated           Exhibit 3 to the
            December 22, 1987, between            Partnership's
            Carnegie Properties Partnership       Report on
            II and John Hancock Realty Income     Form 8-K dated
            Fund Limited Partnership*             January 22, 1988
                                                  (File 0-15680)

     10.7   Documents relating to Warner
            Plaza Shopping Center

       (a)  Agreement of Purchase and Sale        Exhibit 1 to the
            between First Republic bank           Partnership's
            Dallas, N.A., and John Hancock        Report on
            Realty Income Fund Limited            Form 8-K dated
            Partnership*                          March 17, 1988
                                                  (File 0-15680)

       (b)  Special Warranty Deed dated           Exhibit 2 to the
            February 24, 1988, between            Partnership's
            First Republic bank, Dallas,          Report on
            N.A., and John Hancock                Form 8-K dated
            Realty Income Fund Limited            March 17, 1988
            Partnership*                          (File 0-15680)

     10.8   Documents relating to
            J.C. Penney Credit Operations
            Center

       (a)  Agreement of Purchase and Sale        Exhibit 1 to the
            between Noro-Rocky Mountains          Partnership's
            B.V., a Netherlands Corporation,      Report on
            and John Hancock Realty Income        Form 8-K dated
            Fund Limited Partnership*             November 17, 1988
                                                  (File 0-15680)

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

       (b)  Warranty and Guaranty dated           Exhibit 2 to the
            August 18, 1988, between              Partnership's
            Noro-Rocky Mountains                  Report on
            B.V., a Netherlands Corporation,      Form 8-K dated
            and John Hancock Realty Income        November 17, 1988
            Fund Limited Partnership*             (File 0-15680)

     10.9   Documents relating to
            Management Agreement

       (a)  Management Agreement dated            Exhibit 10.9(a) to the
            January 1, 1992, between              Partnership's Report on
            Hancock Realty Investors              Form 10-K dated
            Incorporated and John Hancock         December 31, 1992
            Realty Equities, Inc.*                (File 0-15680)

      (b) Agreement Concerning Subcontracting     Exhibit 10.9(b) to the
          of Management Services Pertaining to    Partnership's Report on
          John Hancock Realty Income Fund         Form 10-K dated
          Limited Partnership dated May 28, 1993  December 31, 1993
          between John Hancock Realty Equities,   (File 0-15680)
          Inc., Hancock Realty Investors,
          Incorporated and John Hancock Mutual
          Life Insurance Company*

     10.10  Documents relating to Executive
            Compensation Plans and
            Arrangements

       (a)  Amended Agreement of                  Exhibit A to the
            Limited Partnership*                  Final Prospectus
                                                  dated September 4,
                                                  1986, filed under the
                                                  Partnership's Form
                                                  S-11 Registration
                                                  Statement
                                                  (File 33-6451)


(b)  No reports on Form 8-K were filed during the quarter ended December
31, 1994.

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-15.


------------------------------------
  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31th day of March, 1995.


                           JOHN HANCOCK REALTY INCOME FUND
                           LIMITED PARTNERSHIP

                           By:  John Hancock Realty Equities, Inc.
                                General Partner

                           By:  WILLIAM M. FITZGERALD
                                -------------------------------
                                William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31th day of March, 1995.


   Signatures                         Title
   ----------                         -----

                               President (Principal Executive Officer)
                               and Director of John Hancock Realty
                               Equities, Inc. (General Partner of
 WILLIAM M. FITZGERALD         Registrant)
 ----------------------
 William M. Fitzgerald


                               Treasurer (Chief Accounting Officer)
                               of John Hancock Realty Equities, Inc.
 RICHARD E. FRANK              (General Partner of Registrant)
 ----------------------
 Richard E. Frank


                               Director of John Hancock Realty
                               Equities, Inc. (General Partner of
 MALCOLM G. PITTMAN, III       Registrant)
 ----------------------
 Malcolm G. Pittman, III


                               Director of John Hancock Realty
                               Equities, Inc. (General Partner of
 SUSAN M. SHEPHARD             Registrant)
 ----------------------
 Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                      FINANCIAL STATEMENT SCHEDULES



                       YEAR ENDED DECEMBER 31, 1994



           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      (ITEMS 8 AND 14(a)(1) AND (2))



1. Financial Statements:                                          Page

     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1994 and 1993                  F-4

     Statements of Operations for the Years Ended
     December 31, 1994, 1993 and 1992                              F-5

     Statements of Partners' Equity for the Years
     Ended December 31, 1994, 1993 and 1992                        F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1994, 1993 and 1992                              F-7

     Notes to Financial Statements                                 F-9


2. Financial Statement Schedules:

     Schedule III:   Real Estate and Accumulated
                     Depreciation                                  F-15



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund Limited Partnership

We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP


February 3, 1995,
 except for Note 8, as
 to which the date is
 February 15, 1995

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS
                                                        December 31,
                                                     1994           1993
                                                     ----           ----
Current assets:
 Cash and cash equivalents                        $3,124,999     $2,359,803
 Restricted cash                                      22,457         18,808
 Other current assets                                 68,354         74,365
                                                  ----------     ----------
   Total current assets                            3,215,810      2,452,976

Investment in property:
 Land                                              8,934,077      8,959,677
 Buildings and improvements                       29,174,904     29,661,304
                                                  ----------     ----------
                                                  38,108,981     38,620,981
 Less:    accumulated depreciation               (7,453,459)    (6,485,966)
                                                  ----------     ----------
                                                  30,655,522     32,135,015

Long-term restricted cash                             22,166         20,965

Deferred expenses, net of accumulated
 amortization of $673,932 in 1994 and
 $525,002 in 1993                                    431,741        541,751
                                                  ----------     ----------
   Total assets                                  $34,325,239    $35,150,707
                                                 ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses              $251,976       $257,184
 Accounts payable to affiliates                       47,965         51,128
                                                  ----------     ----------
   Total current liabilities                         299,941        308,312

Partners' equity/(deficit):
 General Partner                                   (193,008)      (184,837)
 Limited Partners                                 34,218,306     35,027,232
                                                  ----------     ----------
   Total partners' equity                         34,025,298     34,842,395
                                                  ----------     ----------
   Total liabilities and
      partners' equity                           $34,325,239    $35,150,707
                                                 ===========    ===========


                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                                  1994           1993           1992
                                                  ----           ----           ----
Income:
  Rental income                                $3,618,826     $3,519,445     $3,648,457
  Interest income                                 110,982         71,557         87,970
                                               ----------     ----------     ----------
   Total income                                 3,729,808      3,591,002      3,736,427

Expenses:
  Depreciation                                    967,493        972,724        992,063
  Property operating expenses                     317,961        416,158        421,974
  General and administrative                      202,264        215,128        218,630
  Amortization of deferred expenses               148,930        213,283        184,312
  Property write-down                             512,000              -        719,000
  Management fee                                   83,939         89,101        104,854
                                               ----------     ----------     ----------
   Total expenses                               2,232,587      1,906,394      2,640,833
                                               ----------     ----------     ----------
   Net income                                  $1,497,221     $1,684,608     $1,095,594
                                               ==========     ==========     ==========

Allocation of net income:
  General Partner                                 $14,972        $16,846        $10,956
  John Hancock Limited Partner                   (77,909)       (69,198)       (60,487)
  Investors                                     1,560,158      1,736,960      1,145,125
                                               ----------     ----------     ----------
                                               $1,497,221     $1,684,608     $1,095,594
                                               ==========     ==========     ==========

Net income per Unit                                 $17.02         $18.95         $12.49
                                               ==========     ==========     ==========












                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1994, 1993 and 1992


                                                General        Limited
                                                Partner        Partners        Total
                                                -------        --------        -----
Partners' equity/(deficit) at
 January 1, 1992
 (91,647 Units outstanding)                    ($158,046)    $37,659,093    $37,501,047

Less:   Cash distributions                       (27,979)    (2,749,410)    (2,777,389)

Add:    Net income                                 10,956      1,084,638      1,095,594
                                                 --------    -----------    -----------

Partners' equity/(deficit) at
 December 31, 1992
 (91,647 Units outstanding)                     (175,069)     35,994,321     35,819,252


Less:   Cash distributions                       (26,614)    (2,634,851)    (2,661,465)

Add:    Net income                                 16,846      1,667,762      1,684,608
                                                 --------    -----------    -----------

Partners' equity/(deficit) at
 December 31, 1993
 (91,647 Units outstanding)                     (184,837)     35,027,232     34,842,395

Less:   Cash distributions                       (23,143)    (2,291,175)    (2,314,318)

Add:    Net income                                 14,972      1,482,249      1,497,221
                                                 --------    -----------    -----------

Partners' equity/(deficit) at
 December 31, 1994
 (91,647 Units outstanding)                    ($193,008)    $34,218,306    $34,025,298
                                                 ========    ===========    ===========







                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                 Years Ended December 31,
                                                            1994           1993           1992
                                                            ----           ----           ----
Operating activities:

Net income                                               $1,497,221     $1,684,608     $1,095,594

 Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization of deferred expenses                        148,930        213,283        184,312
   Depreciation                                             967,493        972,724        992,063
   Property write-down                                      512,000              -        719,000
                                                         ----------     ----------     ----------
                                                          3,125,644      2,870,615      2,990,969
 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                   (4,850)         18,872          4,649
   Decrease/(increase) in other current assets                6,011       (71,449)            994
   Increase/(decrease) in accounts payable and
     accrued expenses                                       (5,208)         34,021       (87,172)
   Increase/(decrease) in accounts payable
     to affiliates                                          (3,163)          1,124        (1,624)
                                                         ----------     ----------     ----------
      Net cash provided by operating
       activities                                         3,118,434      2,853,183      2,907,816

Investing activities:

 Investment in property                                           -              -         91,800
 Increase in deferred expenses                             (38,920)      (384,285)       (73,574)
                                                         ----------     ----------     ----------
      Net cash provided by/(used in)
        investing activities                               (38,920)      (384,285)         18,226












                          Continued on Next Page

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                   STATEMENTS OF CASH FLOWS (Continued)

                                                                 Years Ended December 31,
                                                            1994           1993           1992
                                                            ----           ----           ----
Financing activities:

 Cash distributed to Partners                           (2,314,318)    (2,661,465)    (2,777,389)
                                                         ----------     ----------     ----------
      Net cash used in financing activities             (2,314,318)    (2,661,465)    (2,777,389)
                                                         ----------     ----------     ----------
      Net increase/(decrease) in cash and
        cash equivalents                                    765,196      (192,567)        148,653

      Cash and cash equivalents at
        beginning of year                                 2,359,803      2,552,370      2,403,717
                                                         ----------     ----------     ----------
      Cash and cash equivalents at
        end of year                                      $3,124,999     $2,359,803     $2,552,370
                                                         ==========     ==========     ==========



























                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1.
Organization of Partnership
  ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1994, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,201 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement.

     The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

2.   Significant Accounting Policies
  -------------------------------
     The Partnership maintains its accounting records and recognizes rental revenue on the accrual basis.

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as short or long-term based upon the term of the related lease agreement.

     Investments in property are recorded at cost less any property write-downs for permanent impairment in values. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

2.   Significant Accounting Policies (continued)
  -------------------------------
     Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.

     Deferred expenses relating to tenant improvements and lease commissions are amortized on a straight-line basis over the various lease terms. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

     The net income per Unit for each year is computed by dividing the Investors' share of net income by the number of Units outstanding at the end of each year.

     No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners and not of the Partnership.

     Certain 1993 and 1992 amounts have been reclassified to be consistent with the 1994 presentation.

3.   The Partnership Agreement
  -------------------------
     Distributable Cash from Operations, as defined in the Partnership Agreement, is distributed 99% to the Limited Partners and 1% to the General Partner. The Limited Partners' share of Distributable Cash from Operations is distributed as follows: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital, as defined in the Partnership Agreement; second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions, as defined in the Partnership Agreement. However, any Distributable Cash from Operations which is available as a result of the reduction of working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

3.   The Partnership Agreement (continued)
  -------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, tax deductions arising from the Initial Expenses, as defined in the Partnership Agreement, which are paid by the Partnership from the Capital Contributions made by the John Hancock Limited Partner and all other tax aspects of the Partnership's payment of the Initial Expenses, as defined in the Partnership Agreement, are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

4.   Investment in Property
  ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                                              December 31,
                                                                         1994             1993
                                                                         ----             ----
      1300 North Dutton Avenue Office Complex                         $2,835,779       $2,835,779
      Marlboro Square Shopping Center                                  3,183,643        3,183,643
      Crossroads Square Shopping Center                               12,266,920       12,266,920
      Carnegie Center Office/Warehouse                                 6,844,991        7,356,991
      Warner Plaza Shopping Center                                     6,473,889        6,473,889
      J.C. Penney Credit Operations Center                             6,503,759        6,503,759
                                                                     -----------      -----------
        Total                                                        $38,108,981      $38,620,981
                                                                     ===========      ===========

     The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the properties current market value.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

4.   Investment in Property (continued)
  ----------------------
     During the year ended December 31, 1994, the Partnership reduced the carrying value of the Carnegie Center property by $512,000. During the year ended December 31, 1992, the Partnership reduced the carrying value of the Marlboro Square Shopping Center by $719,000.

     The Partnership leases its properties to non-affiliated tenants under primarily long-term operating leases.

     At December 31, 1994, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                           1995                        $2,848,154
                           1996                         2,248,791
                           1997                         1,717,551
                           1998                         1,580,574
                           1999                         1,379,551
                           Thereafter                   9,481,311
                                                      -----------
                            Total                     $19,255,932
                                                      ===========

5.   Transactions with the General Partner and Affiliates
  ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates during the three years ended December 31, 1994, and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                        Years Ended December 31,
                                                     1994          1993          1992
                                                     ----          ----          ----
      Operating expenses                         $118,293       $133,054       $130,071
      Partnership management fee                   83,939         89,101        104,854
                                                 --------       --------       --------
          Total                                  $202,232       $222,155       $234,925
                                                 ========       ========       ========

     These expenses are included in expenses on the Statements of Operations.

     Accounts payable to affiliates represents amounts due to the General Partner and its affiliates for various services provided to the Partnership.

     The General Partner currently serves in a similar capacity for three other affiliated real estate limited partnerships.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

6.   Deferred Expenses
  -----------------
     Deferred expenses consist of the following:

                                                                           Unamortized Balance at
                                                                                December 31,
                                                                            1994            1993
                                                                            ----            ----
      $114,494 of acquisition fees paid to the General
      Partner.  This amount was amortized over a period
      of thirty years prior to June 30, 1993.  Subsequent
      to June 30, 1993, the unamortized balance is
      amortized over a period of fifty-four months.                        $64,244        $85,659

      $628,160 of tenant improvements.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                                         235,367        299,919

      $363,019 of lease commissions.  These amounts
      are amortized over the terms of the leases to
      which they relate.                                                   132,130        156,173
                                                                          --------       --------
                                                                          $431,741       $541,751
                                                                          ========       ========

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)

7.   Federal Income Taxes
  --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Years Ended December 31,
                                                             1994          1993            1992
                                                             ----          ----            ----
      Net income per Statements of
        Operations                                       $1,497,221     $1,684,608     $1,095,594

      Add/(deduct): Excess of tax depreciation
                      over book depreciation               (31,514)       (23,148)        (2,158)
                    Excess of book amortization
                      over tax amortization                  67,356        173,595        167,618
                    Other income/(loss)                           -       (51,042)          1,166
                    Reduction of property carrying
                      values                                512,000              -        719,000
                    Other expenses                           83,085         42,352         61,290
                                                         ----------     ----------     ----------
      Net income for federal income tax purposes         $2,128,148     $1,826,365    $2,042,510
                                                         ==========     ==========     ==========

8.   Subsequent Event
  ----------------
     On February 15, 1995, the Partnership made a cash distribution of $572,793, representing a 5% annualized return to all Investors of record at December 31, 1994, based on the Distributable Cash from Operations for the quarter then ended.

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1994

                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                   ----------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
1300 North Dutton Avenue
Office Complex
Santa Rosa, CA               -       $655,000  $2,560,555     $162,054  ($541,830)     $541,216  $2,294,563   $2,835,779

Marlboro Square Shopping
Center Marlboro, MA          -      1,700,000   3,431,725      121,775 (2,069,857)    1,057,221   2,126,422    3,183,643


Crossroads Square
Shopping Center
Jacksonville, FL             -      3,910,000  10,582,095       74,825 (2,300,000)    3,266,000   9,000,920   12,266,920

Carnegie Center
Office/Warehouse
Cincinnati, OH               -        400,000   6,824,894      132,097   (512,000)      374,400   6,470,591    6,844,991

Warner Plaza Shopping
Center
Chandler, AZ                 -      2,800,000   5,069,990       30,035 (1,426,136)    2,272,330   4,201,559    6,473,889

J.C. Penney Credit
Operations Center
Albuquerque, NM              -      1,440,000   5,138,062            -    (74,303)    1,422,910   5,080,849    6,503,759
                          ----    ----------- -----------     --------  ----------   ---------- -----------  -----------

     Total                   -    $10,905,000 $33,607,321     $520,786($6,924,126)   $8,934,077 $29,174,904  $38,108,981
                          ====    =========== ===========     ========  ==========   ========== ===========  ===========



                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1994


                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
1300 North Dutton Avenue
Office Complex
Santa Rosa, CA                     $661,266               1983      10/24/86       30 Years  (3)

Marlboro Square Shopping
Center Marlboro, MA                 772,968               1986      2/17/87        30 Years  (3)
                                                                                   15 Years  (4)

Crossroads Square
Shopping Center
Jacksonville, FL                  2,288,039               1986      11/20/87       30 Years  (3)

Carnegie Center
Office/Warehouse
Cincinnati, OH                    1,617,813               1986      12/22/87       30 Years  (3)

Warner Plaza
Shopping Center
Chandler, AZ                      1,042,233               1985      2/25/88        30 Years  (3)

J.C. Penney Credit
Operations Center
Albuquerque, NM                   1,071,140               1981      9/13/88        30 Years  (3)
                                 ----------
     Total                       $7,453,459
                                 ==========

(1) These write-downs represent a deterioration in the values of the properties based upon the General Partner's estimates.
    For a further discussion relating to the determination of
property write-downs, please see "Management's Discussion and Analysis of Financial
Condition" included in Item 7 of this Report.

(2)The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1994 are as follows:

           Property                                                Amount
           --------                                                ------
       1300 North Dutton Avenue                                  $3,416,719
       Marlboro Square Shopping Center                            5,262,190
       Crossroads Square Shopping Center                         14,611,574
       Carnegie Center Office/Warehouse                           7,411,041
       Warner Plaza Shopping Center                               7,962,866
       J.C. Penney Credit Operations Center                       6,578,062
                                                                -----------
          Total                                                 $45,242,452
                                                                ===========

         The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial
     Statement purposes.

(3)  Estimated useful life for buildings

(4)  Estimated useful life for land improvements

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1994


(5)  Reconciliation of real estate and accumulated depreciation:

                                                                         Years Ended December 31,
                                                                     1994          1993           1992
                                                                     ----          ----           ----
       Investment in Real Estate

       Balance at beginning of year                             $38,620,981    $38,620,981    $39,431,781
       Improvements                                                       -              -       (91,800)
       Reduction of carrying value                                (512,000)              -      (719,000)
                                                                -----------    -----------    -----------
       Balance at end of year                                   $38,108,981    $38,620,981    $38,620,981
                                                                ===========    ===========    ===========

       Accumulated Depreciation

       Balance at beginning of year                              $6,485,966     $5,513,242     $4,521,179
       Additions charged to costs and expenses                      967,493        972,724        992,063
                                                                -----------    -----------    -----------
       Balance at end of year                                    $7,453,459     $6,485,966     $5,513,242
                                                                ===========    ===========    ===========


                                                               F-17


