Form 10-Q
period 1995-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1995-05-12
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1995


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

                              (800) 722-5457
           (Registrant's telephone number, including area code)

                              Not Applicable
              (Former name, former address and former fiscal
                   year, if changed since last report)


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
                   (A Massachusetts Limited Partnership)




                                   INDEX




PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -    Financial Statements:

                Balance Sheets at March 31, 1995 and
                December 31, 1994                                   3

                Statements of Operations for the Three
                Months Ended March 31, 1995 and 1994                4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1995 and
                for the Year Ended December 31, 1994                5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1995 and 1994                6

                Notes to Financial Statements                    7-11

  Item 2  -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   12-16


PART II:  OTHER INFORMATION                                         17

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                              March 31,     December 31,
                                                 1995           1994
                                                 ----           ----
Current assets:
 Cash and cash equivalents                   $3,232,697     $3,124,999
 Restricted cash                                 22,457         22,457
 Other current assets                           144,498         68,354
                                            -----------    -----------
   Total current assets                       3,399,652      3,215,810

Investment in property:
 Land                                         8,934,077      8,934,077
 Buildings and improvements                  29,174,904     29,174,904
                                            -----------    -----------
                                             38,108,981     38,108,981
 Less:  accumulated depreciation            (7,691,410)    (7,453,459)
                                            -----------    -----------
                                             30,417,571     30,655,522
Long-term restricted cash                        22,166         22,166
Deferred expenses, net of accumulated
 amortization of $706,283 in 1995 and
 $673,932 in 1994                               478,577        431,741
                                            -----------    -----------
   Total assets                             $34,317,966    $34,325,239
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $370,316       $251,976
 Accounts payable to affiliates                  57,817         47,965
                                            -----------    -----------
   Total current liabilities                    428,133        299,941

Partners' equity/(deficit):
 General Partner                              (194,363)      (193,008)
 Limited Partners                            34,084,196     34,218,306
                                            -----------    -----------
   Total partners' equity                    33,889,833     34,025,298
                                            -----------    -----------
   Total liabilities and partners' equity   $34,317,966    $34,325,239
                                            ===========    ===========

                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 1995              1994
                                                 ----              ----
Income:
  Rental income                                $831,352         $961,645
  Interest income                                41,216           18,588
                                              ---------        ---------
   Total income                                 872,568          980,233

Expenses:
  Depreciation                                  237,951          243,180
  Property operating expenses                    78,724           79,879
  General and administrative                     59,443           47,481
  Amortization of deferred expenses              32,351           38,008
  Management fee                                 20,985           20,250
                                              ---------        ---------
   Total expenses                               429,454          428,798
                                              ---------        ---------
   Net income                                  $443,114         $551,435
                                              =========        =========

Allocation of net income:

  General Partner                                $4,431           $5,514
  John Hancock Limited Partner                 (19,477)         (19,477)
  Investors                                     458,160          565,398
                                              ---------        ---------
                                               $443,114         $551,435
                                              =========        =========

Net income per Unit                               $5.00             $6.17
                                              =========        =========















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1995 and
                       Year Ended December 31, 1994



                                          General     Limited
                                          Partner     Partners      Total
                                          -------     --------      -----


Partners' equity/(deficit) at
 January 1, 1994
 (91,647 Units outstanding)             ($184,837) $35,027,232  $34,842,395

Less:  Cash distributions                 (23,143) (2,291,175)  (2,314,318)

Add:   Net income                           14,972   1,482,249    1,497,221
                                          -------- -----------  -----------
Partners' equity/(deficit) at
 December 31, 1994
 (91,647 Units outstanding)              (193,008)  34,218,306   34,025,298

Less:  Cash distributions                  (5,786)   (572,793)    (578,579)

Add:   Net income                            4,431     438,683      443,114
                                          -------- -----------  -----------
Partners' equity/(deficit) at
 March 31, 1995
 (91,647 Units outstanding)             ($194,363) $34,084,196  $33,889,833
                                          ======== ===========  ===========


















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                 1995              1994
                                                 ----              ----
Operating activities:

 Net income                                    $443,114         $551,435

 Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization of deferred expenses             32,351           38,008
   Depreciation                                 237,951          243,180
                                             ----------       ----------
                                                713,416          832,623
 Changes in operating assets and liabilities:
   Decrease in restricted cash                        -              500
   Increase in other current assets            (76,144)         (66,665)
   Increase in accounts payable and
     accrued expenses                           118,340           53,399
   Increase/(decrease) in accounts payable
     to affiliates                                9,852          (2,526)
                                             ----------       ----------
      Net cash provided by operating activities 765,464          817,331

Investing activities:

 Increase in deferred expenses                 (79,187)          (3,893)
                                             ----------       ----------
      Net cash used in investing activities    (79,187)          (3,893)

Financing activities:

 Cash distributed to Partners                 (578,579)        (578,579)
                                             ----------       ----------
      Net cash used in financing activities   (578,579)        (578,579)
                                             ----------       ----------
      Net increase in cash and cash
        equivalents                             107,698          234,859

      Cash and cash equivalents at
        beginning of year                     3,124,999        2,359,803
                                             ----------       ----------
      Cash and cash equivalents at
        end of period                        $3,232,697       $2,594,662
                                             ==========       ==========


                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,227 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement.

     The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------------------
     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as short or long-term, based upon the term of the related lease agreement.

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


3. The Partnership Agreement
   -------------------------
     Distributable Cash from Operations (as defined in the Partnership Agreement) is distributed 99% to the Limited Partners and 1% to the General Partner. The Limited Partners' share of Distributable Cash from Operations is distributed as follows: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (as defined in the Partnership Agreement); second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (as defined in the Partnership Agreement). However, any Distributable Cash from Operations which is available as a result of the reduction of working capital reserves funded by Capital Contributions of the Investors is distributed 100% to the Investors.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------------------
     Profits for tax purposes from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses for tax purposes from the normal operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. However, tax deductions arising from the Initial Expenses (as defined in the Partnership Agreement) which are paid by the Partnership from the Capital Contributions made by the John Hancock Limited Partner and all other tax aspects of the Partnership's payment of the Initial Expenses (as defined in the Partnership Agreement) are allocated 1% to the General Partner and 99% to the John Hancock Limited Partner, and not to the Investors. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.


4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                     March 31, 1995       December 31, 1994
                                                     --------------       -----------------
       1300 North Dutton Avenue Office Complex         $2,835,779            $2,835,779
       Marlboro Square Shopping Center                  3,183,643             3,183,643
       Crossroads Square Shopping Center               12,266,920            12,266,920
       Carnegie Center Office/Warehouse                 6,844,991             6,844,991
       Warner Plaza Shopping Center                     6,473,889             6,473,889
       J.C. Penney Credit Operations Center             6,503,759             6,503,759
                                                      -----------           -----------
               Total                                  $38,108,981           $38,108,981
                                                      ===========           ===========

     The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through expected future cash flows on an undiscounted basis, which may exceed the related property's current market value.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------

     Deferred expenses consist of the following:
                                                       Unamortized            Unamortized
                                                        Balance at             Balance at
                                                      March 31, 1995       December 31, 1994
                                                      --------------       -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months       $58,891               $64,244

       $686,359 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                       221,267               235,367

       $384,007 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                       141,779               132,130
                                                         --------              --------
                                                         $421,937              $431,741
                                                         ========              ========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:
                                                      Three Months Ended
                                                          March 31,
                                                    1995             1994
                                                    ----             ----
       Reimbursement for operating expenses       $36,832           $28,352
       Partnership management fee expense          20,985            20,250
                                                  -------           -------
                                                  $57,817           $48,602
                                                  =======           =======

     These expenses are included in expenses on the Statements of Operations.

     Accounts payable to affiliates represents amounts due to the General Partner or its affiliates for various services provided to the Partnership.

     The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                           1995                   1994
                                                           ----                   ----
       Net income per Statements of Operations           $443,114              $551,435

       Add/(deduct): Excess of tax depreciation
                       over book depreciation            (12,134)               (5,787)
                     Excess of book amortization
                       over tax amortization               14,005                30,524
                                                         --------              --------
       Net income for federal income tax purposes        $444,985              $576,172
                                                         ========              ========

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------
During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. These properties are described more fully in
Note 4 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- -------------------------------
At March 31, 1995, the Partnership had $3,232,697 in cash and cash equivalents, $22,457 in restricted cash and $22,166 in long-term restricted cash.

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

During the three months ended March 31, 1995, cash from working capital reserves was used for the payment of leasing costs in the amount of $79,187 incurred at the Carnegie Center and Warner Plaza properties. The General Partner estimates that the Partnership will incur approximately $870,000 of additional leasing costs at its properties during the remainder of 1995.
Of this amount, approximately $407,000 and $254,000 are expected to be incurred at the Carnegie Center and 1300 North Dutton Avenue properties, respectively, in connection with the Partnership's efforts to secure new tenants at these properties. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During 1994 a tenant that occupied 45% of the Carnegie Center property did not renew its leases upon their expiration and, as a result, the property's occupancy declined to 35%. For the year ended December 31, 1994, the leases held by the former tenant mentioned above represented 9% of the rental income earned by the Partnership. During the first quarter of 1995 a new tenant executed a lease for 14,375 square feet of space, or 11% of the property, for a three year term which commenced in March 1995. The Partnership incurred approximately $76,000 in leasing costs during 1995 in connection with this lease.

The Carnegie Center property was 46% occupied at March 31, 1995. The General Partner is actively seeking tenants for the remaining vacant space. Should additional tenants not be located to take occupancy in the near future, the Partnership's liquidity would be materially adversely affected. Rental rates and concessions are priced competitively in order to secure new tenants for the property.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------------------
The tenant that leased all of the rentable space at the 1300 North Dutton Avenue property notified the Partnership during 1994 that it would not renew its lease upon its expiration on January 31, 1995. The General Partner has been actively seeking a replacement tenant for the property. Should a replacement tenant not be located to take occupancy of the property before the end of 1995, the Partnership's liquidity would be adversely affected. For the year ended December 31, 1994, the 1300 North Dutton Avenue property generated approximately 11% of the rental income earned by the Partnership.

During the first quarter of 1995, J.C. Penney extended its lease at the J.C. Penney Credit Operations Center through June 2006. The tenant was granted an option to terminate the lease during the year 2001 upon the payment of $710,325. The Partnership did not incur any leasing costs in connection with this lease extension.

During the three months ended March 31, 1995, approximately $7,900 of cash from operations was used to fund non-recurring maintenance and repair costs incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance costs of approximately $113,000 at its properties during the remainder of 1995. These additional costs will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $578,579 generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during the first quarter of 1995. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during each of the three remaining quarters of 1995.

The General Partner evaluated the carrying value of the Carnegie Center property during the third quarter of 1994 by comparing it to future undiscounted cash flows and a recent internal appraisal in order to determine whether a permanent impairment in value existed. Based on such evaluation, the General Partner determined that a write-down of $512,000 was required at that time to reflect the estimated permanent impairment in the value of the Carnegie Center property. Lower rental rates and weak absorption for available office/industrial properties in Cincinnati, Ohio, in general, have resulted in a decline in this property's market value.
The carrying value of the Carnegie Center property at December 31, 1994 was evaluated in comparison to the estimated future cash flows and a recent internal appraisal and, based upon such evaluation, the General Partner determined that no further permanent impairment in value existed and, therefore, an additional write-down in value was not required as of December 31, 1994.

The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1994 by comparing such value to the respective property's future undiscounted cash flows and the most recent independent or internal appraisals. Based on such evaluations, the General Partner determined that no permanent impairment in values existed with respect to these properties and no additional write-downs were recorded as of December 31, 1994. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1995 was $443,114, as compared to net income of $551,435 for the same period in 1994. This $108,321 decrease in net income is primarily due to declines in the performance of the Carnegie Center and 1300 North Dutton Avenue properties which were partially offset by increases in the performance of the Crossroads Square and Warner Plaza properties.

Average occupancy for the Partnership's properties for the three months ended March 31, 1995 was as follows:

     1300 North Dutton Avenue Office Complex                    33%
     Marlboro Square Shopping Center                            75%
     Crossroads Square Shopping Center                          97%
     Carnegie Center Office/Warehouse                           39%
     Warner Plaza Shopping Center                               98%
     J.C. Penney Credit Operations Center                      100%

Rental income for the three months ended March 31, 1995 decreased by $130,293, or 14%, as compared to the same period in 1994. This decrease is primarily due to decreases in rental income at the 1300 North Dutton Avenue and Carnegie Center properties which were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties. Rental income at the 1300 North Dutton Avenue property decreased by 65% during the three months ended March 31, 1995 as compared to the same period in 1994 due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at the Carnegie Center property decreased by 75% during the three months ended March 31, 1995 as compared to the same period in 1994 due to a decrease in average occupancy from 80% to 39% between periods. These decreases in rental income were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties of 10% and 11%, respectively. These increases were primarily due to increases in average occupancy at these properties between periods. Rental income at the Marlboro Square and J.C. Penney properties was consistent between periods.

Interest income for the three months ended March 31, 1995 increased by $22,628, or 122%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

General and administrative expenses for the three months ended March 31, 1995 increased by $11,962, or 25%, as compared to the same period in 1994. This increase is primarily due to legal fees incurred in connection with the new leases entered into at two of the Partnership's properties during the first quarter of 1995 and an increase in postage charges on investor mailings resulting from the increase in postal rates.

Amortization of deferred expenses for the three months ended March 31, 1995 decreased by $5,657, or 15%, as compared to the same period in 1994. This decrease is primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Carnegie Center and Marlboro Square properties and the full amortization of the related deferred leasing costs.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------------------
The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                Three Months Ended
                                                                    March 31,
                                                              1995                1994
                                                              ----                ----
Net cash provided by operating activities (a)              $765,464            $817,331
Net change in operating assets and liabilities (a)         (52,048)            (15,292)
                                                           --------            --------
Cash provided by operations (a)                             713,416             832,623
Increase in working capital reserves                      (135,572)           (254,044)
Add:  Accrual basis Partnership
      management fee                                         20,985              20,250
                                                           --------            --------
Cash from operations (b)                                    598,829             598,829
Decrease in working capital reserves                              -                   -
Less: Accrual basis Partnership
      management fee                                       (20,985)            (20,250)
                                                           --------            --------
Distributable cash from operations (b)                     $578,579            $578,579
                                                           ========            ========

Allocation to General Partner                                $5,786              $5,786
Allocation to John Hancock Limited Partner                        -                   -
Allocation to Investors                                     572,793             572,793
                                                           --------            --------
Distributable cash from operations (b)                     $578,579            $578,579
                                                           ========            ========

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
- ---------------------
During the second quarter of 1995, the Partnership expects to make a cash distribution of $572,793, representing a 5% annualized return, to all Investors of record at March 31, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during each of the remaining three quarters of 1995.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                       PART II:  OTHER INFORMATION


Item 1. Legal Proceedings

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties are subject.

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership the first quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)   There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the first quarter of 1995.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 1995.


                               John Hancock Realty Income Fund
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:  WILLIAM M. FITZGERALD
                                         --------------------------------
                                         William M. Fitzgerald, President



                                    By:  RICHARD E. FRANK
                                         --------------------------------
                                         Richard E. Frank, Treasurer
                                         (Chief Accounting Officer)