Form 10-Q
period 1995-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1995-08-14
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1995


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
                  (A Massachusetts Limited Partnership)


                                  INDEX




PART I:   FINANCIAL INFORMATION                                   PAGE

  Item 1  -    Financial Statements:

                 Balance Sheets at June 30, 1995 and
                 December 31, 1994                                    3

                 Statements of Operations for the Three and
                 Six Months Ended June 30, 1995 and 1994              4

                 Statements of Partners' Equity for the
                 Six Months Ended June 30, 1995 and
                 for the Year Ended December 31, 1994                 5

                 Statements of Cash Flows for the Six
                 Months Ended June 30, 1995 and 1994                  6

                 Notes to Financial Statements                     7-11

  Item 2  -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations       12-18


PART II:  OTHER INFORMATION                                           19

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)
                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                              June 30,     December 31,
                                                                1995           1994
                                                                ----           ----
Current assets:
 Cash and cash equivalents                                  $3,158,209     $3,124,999
 Restricted cash                                                11,258         22,457
 Other current assets                                          135,640         68,354
                                                            ----------     ----------
   Total current assets                                      3,305,107      3,215,810

Investment in property:
 Land                                                        8,934,077      8,934,077
 Buildings and improvements                                 29,174,904     29,174,904
                                                           -----------    -----------
                                                            38,108,981     38,108,981
 Less:    accumulated depreciation                         (7,929,361)    (7,453,459)
                                                           -----------    -----------
                                                            30,179,620     30,655,522

Long-term restricted cash                                       31,982         22,166
Deferred expenses, net of accumulated
 amortization of $738,907 in 1995 and
 $673,932 in 1994                                              464,195        431,741
                                                           -----------    -----------
   Total assets                                            $33,980,904    $34,325,239
                                                           ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                        $320,024       $251,976
 Accounts payable to affiliates                                 63,983         47,965
                                                           -----------    -----------
   Total current liabilities                                   384,007        299,941

Partners' equity/(deficit):
 General Partner                                             (197,292)      (193,008)
 Limited Partners                                           33,794,189     34,218,306
                                                           -----------    -----------
   Total partners' equity                                   33,596,897     34,025,298
                                                           -----------    -----------
   Total liabilities and partners' equity                  $33,980,904   $34,325,239
                                                           ===========    ===========

                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                      1995          1994       1995         1994
                                                      ----          ----       ----         ----
Income:
  Rental income                                     $737,293    $911,765   $1,568,645  $1,873,410
  Interest income                                     43,792      24,019       85,008      42,607
                                                    --------    --------   ----------  ----------
   Total income                                      781,085     935,784    1,653,653   1,916,017

Expenses:
  Depreciation                                       237,951     243,181      475,902     486,361
  Property operating expenses                        148,899      91,063      227,623     170,942
  General and administrative                          54,983      46,137      114,426      93,618
  Amortization of deferred expenses                   32,624      38,695       64,975      76,703
  Management fee                                      20,985      21,720       41,970      41,970
                                                    --------    --------   ----------  ----------
   Total expenses                                    495,442     440,796      924,896     869,594
                                                    --------    --------   ----------  ----------
   Net income                                       $285,643    $494,988     $728,757  $1,046,423
                                                    ========    ========   ==========  ==========

Allocation of net income:
  General Partner                                     $2,857      $4,950       $7,288     $10,464
  John Hancock Limited Partner                      (19,477)    (19,477)     (38,954)    (38,954)
  Investors                                          302,263     509,515      760,423   1,074,913
                                                    --------    --------   ----------  ----------
                                                    $285,643    $494,988     $728,757  $1,046,423
                                                    ========    ========   ==========  ==========

Net income per Unit                                    $3.30        $5.56       $8.30       $11.73
                                                    ========    ========   ==========  ==========















                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1995 and
                       Year Ended December 31, 1994

                                                    General       Limited
                                                    Partner       Partners        Total
                                                    -------       --------        -----
Partners' equity/(deficit) at January 1, 1994
 (91,647 Units outstanding)                       ($184,837)    $35,027,232    $34,842,395

Less:  Cash distributions                           (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                     14,972      1,482,249      1,497,221
                                                    --------    -----------    -----------

Partners' equity/(deficit) at December 31, 1994
 (91,647 Units outstanding)                        (193,008)     34,218,306     34,025,298

Less:  Cash distributions                           (11,572)    (1,145,586)    (1,157,158)

Add:   Net income                                      7,288        721,469        728,757
                                                    --------    -----------    -----------

Partners' equity/(deficit) at June 30, 1995
 (91,647 Units outstanding)                       ($197,292)    $33,794,189    $33,596,897
                                                    ========    ===========    ===========





















                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1995           1994
                                                                ----           ----
Operating activities:
 Net income                                                   $728,757     $1,046,423

 Adjustments to reconcile net income to net cash provided by operating activities:

   Amortization of deferred expenses                            64,975         76,703
   Depreciation                                                475,902        486,361
                                                           -----------    -----------

                                                             1,269,634      1,609,487
 Changes in operating assets and liabilities:
   Decrease in restricted cash                                   1,383            108
   Increase in other current assets                           (67,286)       (49,623)
   Increase in accounts payable and
     accrued expenses                                           68,048         68,889
   Increase in accounts payable
     to affiliates                                              16,018          4,889
                                                           -----------    -----------
      Net cash provided by operating activities              1,287,797      1,633,750

Investing activities:
 Increase in deferred expenses                                (97,429)       (12,169)
                                                           -----------    -----------
      Net cash used in investing activities                   (97,429)       (12,169)

Financing activities:
 Cash distributed to Partners                              (1,157,158)    (1,157,158)
                                                           -----------    -----------
      Net cash used in financing activities                (1,157,158)    (1,157,158)
                                                           -----------    -----------
      Net increase in cash and cash
        equivalents                                             33,210        464,423

      Cash and cash equivalents at
        beginning of year                                    3,124,999      2,359,803
                                                           -----------    -----------
      Cash and cash equivalents at
        end of period                                       $3,158,209     $2,824,226
                                                           ===========    ===========



                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,225 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per Unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement.

     The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
     Investments in property are recorded at cost less any property write-downs for permanent impairment in values. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

     Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred.

     Deferred expenses relating to tenant improvements and lease commissions are amortized on a straight-line basis over the terms of the leases to which they relate. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

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

4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                                June 30,        December 31,
                                                                  1995              1994
                                                                  ----              ----
       1300 North Dutton Avenue Office Complex                $2,835,779        $2,835,779
       Marlboro Square Shopping Center                         3,183,643         3,183,643
       Crossroads Square Shopping Center                      12,266,920        12,266,920
       Carnegie Center Office/Warehouse                        6,844,991         6,844,991
       Warner Plaza Shopping Center                            6,473,889         6,473,889
       J.C. Penney Credit Operations Center                    6,503,759         6,503,759
                                                             -----------       -----------
               Total                                         $38,108,981       $38,108,981
                                                             ===========       ===========

     The net realizable value of a real estate investment held for long-term investment purposes is measured by the recoverability of the investment through its expected future cash flows on an undiscounted basis, which may exceed the related property's current market value.

     The J.C. Penney Credit Operations Center is currently listed for sale.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                 Unamortized         Unamortized
                                                                  Balance at          Balance at
                                                                June 30, 1995     December 31, 1994
                                                                -------------     -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $53,537             $64,244

       $692,509 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 267,114             235,367

       $396,099 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 143,544             132,130
                                                                  ---------           ---------
                                                                   $464,195            $431,741
                                                                  =========           =========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                         Six Months Ended
                                                             June 30,
                                                         1995        1994
                                                         ----        ----
      Reimbursement for operating expenses             $79,830      $62,649
      Partnership management fee expense                41,970       41,970
                                                      --------     --------
                                                      $121,800     $104,619
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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Six Months Ended
                                                                     June 30,
                                                                 1995          1994
                                                                 ----          ----
      Net income per Statements of Operations                 $728,757     $1,046,423

      Add/(deduct):  Excess of tax depreciation
                       over book depreciation                 (24,333)       (11,574)
                     Excess of book amortization
                       over tax amortization                    23,832         33,921
                                                              --------     ----------
      Net income for federal income tax purposes              $728,256     $1,068,770
                                                              ========     ==========

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------
During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. A descriptive list of these properties is set forth in Note 4 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
-------------------------------
At June 30, 1995, the Partnership had $3,158,209 in cash and cash equivalents, $11,258 in restricted cash and $31,982 in long-term restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the offering proceeds. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expiration and, as a result, the property's occupancy declined to 35%. For the year ended December 31, 1994, the leases held by this former tenant represented 9% of the total rental income earned by the Partnership. During the first six months of 1995, two new tenants entered into leases representing an aggregate of approximately 18,000 square feet, or 14% of the property. The Partnership incurred approximately $78,000 in leasing costs during 1995 in connection with these leases. In addition, during July 1995 a new tenant entered into a lease to take occupancy of approximately 3,500 square feet, or 3% of the property, during September 1995. The Partnership will incur approximately $2,500 in leasing costs during 1995 in connection with this lease.

At June 30, 1995 the Carnegie Center property was 50% occupied. During the remainder of 1995, one lease representing approximately 16,100 square feet, or 13% of the property, was scheduled to expire. During August 1995, the General Partner secured a new lease with this tenant for a reduced amount of space, totaling approximately 8,000 square feet. Should additional tenants not be located to take occupancy of the remaining vacant space at the property, the Partnership's liquidity would be materially adversely affected. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property notified the Partnership during 1994 that it would not renew its lease upon its expiration on January 31, 1995. The General Partner has been actively seeking a replacement tenant, or tenants, for the property since that time. Due to competitive market conditions and a lack of demand for office rental space in the Santa Rosa real estate market, it may not be possible to secure a replacement tenant, or tenants, for the property by the end of 1995. Should a replacement tenant, or tenants, not take occupancy of the property in the near future, the Partnership's liquidity would be adversely affected. For the year ended December 31, 1994, the 1300 North Dutton Avenue property generated approximately 11% of the total rental income earned by the Partnership.

The anchor tenant at the Marlboro Square Shopping Center property occupying approximately 16,000 square feet, or 38% of the property, under a lease which expires in October 1996, and whose operations at the property have declined due to the existence of major competitors in the Marlboro Square area, requested a reduction in its rental payments. After a detailed review of the Marlboro Square market and the tenant's operations, the General Partner agreed to a reduced rental amount in return for an agreement from the tenant to extend its lease term. Effective June 1, 1995, the tenant will pay a reduced rent through the end of its original lease term, October 1996, and has extended its lease with respect to approximately 12,000 square feet, or 28% of the property, through 2005.

At June 30, 1995, Marlboro Square's occupancy was 73%. During the first six months of 1995, a tenant that occupied approximately 3,150 square feet, or 7% of the Marlboro Square property, vacated its space. During the remainder of 1995, one lease representing approximately 1,600 square feet, or 4% of the property is scheduled to expire and one lease representing approximately 3,000 square feet, or 7% of the property, is on a month-to-month basis. Leasing activity continues to be limited due to the sluggish demand for retail space in the Marlboro, Massachusetts area. In addition, a new retail development near to Marlboro Square is scheduled for completion during Spring 1996. As a result, the General Partner anticipates that absorption of existing retail space in this area will remain sluggish during the remainder of 1995 due to both the lack of demand and the pending increase in available retail space within the market. However, the General Partner expects that the anchor tenant's long-term lease extension at Marlboro Square will have a favorable impact on efforts to secure tenants at the property. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the vacant space at the property.

At June 30, 1995, Crossroads Square's occupancy was 92%. During the first six months of 1995, a tenant that had occupied approximately 7,200 square feet, or 4% of the property, vacated its space. This tenant did not renew its lease upon its expiration in December 1994 but remained at the property under a month-to-month lease through March 1995. During the remainder of 1995, one lease representing approximately 6,500 square feet, or 4% of the property, is scheduled to expire. The General Partner is currently negotiating with this tenant to renew its lease upon its expiration. The General Partner will continue to attempt secure to new tenants for the remaining vacant space at Crossroads Square.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The Warner Plaza's occupancy was 98% at June 30, 1995. During the six months ended June 30, 1995, two new leases representing approximately 4,200 square feet, or 5% of the property, were entered into with new tenants.
The General Partner will continue its efforts to retain existing tenants as well as secure new tenants for the remaining vacant space at the Warner Plaza.

During the first quarter of 1995, J.C. Penney extended its lease at the J.C. Penney Credit Operations Center through June 2006. The tenant has been granted an option to terminate the lease during the year 2001 upon the payment of $710,325. The Partnership did not incur any leasing costs in connection with this lease extension. Due to this long-term lease with J.C. Penney and current favorable real estate market conditions in Albuquerque, New Mexico, the General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995.

During the six months ended June 30, 1995, cash from working capital reserves was used for the payment of leasing costs in the amount of $97,429 incurred at the Carnegie Center and Warner Plaza properties. The General Partner estimates that the Partnership will incur approximately $524,000 of additional leasing costs at its properties during the remainder of 1995.
Of this amount, approximately $289,000 is expected to be incurred at the Carnegie Center property, $130,000 at the Marlboro Square property and $101,000 at the Warner Plaza property in connection with the Partnership's efforts to secure new tenants at these properties. In addition, the General Partner estimates that approximately $250,000 in leasing costs will be incurred during 1996 in connection with securing a new tenant for the 1300 North Dutton Avenue property. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the six months ended June 30, 1995, approximately $60,000 of cash from operations was used to fund non-recurring repair and maintenance expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $75,000 at its properties during the remainder of 1995. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,157,158, generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during the six months ended June 30, 1995. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during the remaining six months of 1995.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner evaluated the carrying value of the Carnegie Center property during the third quarter of 1994 by comparing it to its future undiscounted cash flows and its then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based on such evaluation, the General Partner determined that a write-down of $512,000 was required at that time to reflect the estimated permanent impairment in the value of the Carnegie Center property. Lower rental rates and weak absorption of available office/industrial properties in Cincinnati, Ohio, in general, have resulted in a decline in this property's market value. The carrying value of the Carnegie Center property at December 31, 1994 was evaluated in comparison to the estimated future cash flows and a recent internal appraisal and, based upon such evaluation, the General Partner determined that no further permanent impairment in value existed and, therefore, an additional write-down in value was not required as of December 31, 1994.

The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1994 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisals. Based on such evaluations, the General Partner determined that no permanent impairment in values existed with respect to these properties and no additional write-downs were recorded as of December 31, 1994.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the six months ended June 30, 1995 was $728,757 as compared to net income of $1,046,423 for the same period in 1994. This decrease in net income of approximately $318,000, or 30%, is primarily due to declines in the performance of the Carnegie Center, 1300 North Dutton Avenue and Marlboro Square properties. These declines were partially offset by increases in the performance of the Crossroads Square and Warner Plaza properties.

Average occupancy for the Partnership's properties for the six months ended June 30, 1995 was as follows:

   1300 North Dutton Avenue Office Complex                              17%
   Marlboro Square Shopping Center                                      74%
   Crossroads Square Shopping Center                                    95%
   Carnegie Center Office/Warehouse                                     41%
   Warner Plaza Shopping Center                                         98%
   J.C. Penney Credit Operations Center                                100%

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Rental income for the six months ended June 30, 1995 decreased by $304,765, or 16%, as compared to the same period in 1994. This decrease is primarily due to decreases in rental income at the 1300 North Dutton Avenue, Carnegie Center and Marlboro Square properties which were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties. Rental income at the 1300 North Dutton Avenue property decreased by 83% between periods due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at the Carnegie Center property decreased by 59% between periods due to a decline in average occupancy from 77% to 41%. Rental income at the Marlboro Square property decreased by 12% between periods primarily due to a 7% decline in average occupancy. In addition, rental income decreased further at Marlboro Square due to a reduction in rental amounts paid by the anchor tenant since June 1, 1995. These decreases in rental income were partially offset by increases in rental income of approximately 5% at both the Crossroads Square and Warner Plaza properties. These increases were primarily due to increases in average occupancy at these properties between periods. Rental income at the J.C. Penney property was consistent between periods.

Interest income for the six months ended June 30, 1995 increased by $42,401, or 100%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

Property operating expenses for the six months ended June 30, 1995 increased by $56,681, or 33%, as compared to the same period in 1994. This increase is primarily due to increases in the Partnership's share of operating expenses at the Marlboro Square, Carnegie Center and Crossroads Square properties. The Partnership's share of property operating expenses increased at the Marlboro Square and Carnegie Center properties between periods primarily due to decreases in average occupancy at both properties, and therefore, decreases in tenant reimbursements for such expenses. In addition, during the period ended June 30, 1995 the Carnegie Center property incurred approximately $30,000 in non-recurring maintenance and repair expenses relating to the electrical system at the property and the Crossroads Square property incurred approximately $21,000 of non-recurring maintenance and repair expenses to improve the appearance of the center and maintain its competitive position in the marketplace. These increases were partially offset by decreases in the Partnership's share of property operating expenses at the Warner Plaza and 1300 North Dutton Avenue properties. The Partnership's share of property operating expenses decreased at Warner Plaza between periods primarily due to non-recurring maintenance and repair costs which were incurred during the period ended June 30, 1994. The Partnership's share of property operating expenses declined further at Warner Plaza due to an increase in average occupancy at the property, and therefore, an increase in tenant reimbursements for such expenses during the six months ended June 30, 1995. The 1300 North Dutton Avenue property has incurred only minor routine maintenance expenses since it became vacant in January 1995, resulting in a decrease in property operating expenses during the six months ended June 30, 1995 as compared to the same period during 1994.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
General and administrative expenses for the six months ended June 30, 1995 increased by $20,808, or 22%, as compared to the same period in 1994. This increase is primarily due to an increase in the time required to be expended by the General Partner in connection with managing the Partnership's properties, including focusing on increasing their occupancies. In addition, general and administrative expenses increased due to legal fees incurred in connection with the leases entered into at two of the Partnership's properties during the first six months of 1995 as well as an increase in postage charges on investor mailings resulting from the increase in postal rates.

Amortization of deferred expenses for the six months ended June 30, 1995 decreased by $11,728, or 15%, as compared to the same period in 1994. This decrease is primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Carnegie Center and Marlboro Square properties and the full amortization of the related deferred leasing costs.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                    Six Months Ended
                                                                        June 30,
                                                                 1995               1994
                                                                 ----               ----
Net cash provided by operating activities (a)               $1,287,797          $1,633,750
Net change in operating assets and liabilities (a)            (18,163)            (24,263)
                                                            ----------          ----------
Cash provided by operations (a)                              1,269,634           1,609,487
Increase in working capital reserves                         (112,476)           (452,329)
Add:  Accrual basis Partnership
      management fee                                            41,970              41,970
                                                            ----------          ----------
Cash from operations (b)                                     1,199,128           1,199,128
Decrease in working capital reserves                                 -                   -
Less: Accrual basis Partnership
      management fee                                          (41,970)            (41,970)
                                                            ----------          ----------
Distributable cash from operations (b)                      $1,157,158          $1,157,158
                                                            ==========          ==========

Allocation to General Partner                                  $11,572             $11,572
Allocation to John Hancock Limited Partner                           -                   -
Allocation to Investors                                      1,145,586           1,145,586
                                                            ----------          ----------
Distributable cash from operations (b)                      $1,157,158          $1,157,158
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

During the third quarter of 1995, the Partnership expects to make a cash distribution of $572,793, representing a 5% annualized return, to all Investors of record at June 30, 1995, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during each of the two remaining quarters of 1995.

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

Item 2. Changes in Securities

        There were no changes in securities during the second quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the second quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership the second quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)  There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the second quarter of 1995.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1995.


                               John Hancock Realty Income Fund
                               Limited Partnership


                               By:  John Hancock Realty Equities, Inc.,
                                    General Partner



                                    By:   WILLIAM M. FITZGERALD
                                          William M. Fitzgerald, President



                                    By:   RICHARD E. FRANK
                                          Richard E. Frank, Treasurer
                                          (Chief Accounting Officer)