Form 10-Q
period 1995-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1995-11-14
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1995


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



                                  INDEX



PART I:   FINANCIAL INFORMATION                                      PAGE

  Item 1 -    Financial Statements:

               Balance Sheets at September 30, 1995 and
               December 31, 1994                                      3-4

               Statements of Operations for the Three and
               Nine Months Ended September 30, 1995 and 1994            5

               Statements of Partners' Equity for the
               Nine Months Ended September 30, 1995 and
               for the Year Ended December 31, 1994                     6

               Statements of Cash Flows for the Nine
               Months Ended September 30, 1995 and 1994                 7

               Notes to Financial Statements                         8-12

  Item 2 -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations        13-19


PART II:  OTHER INFORMATION                                            20

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
Current assets:

 Cash and cash equivalents                                  $3,180,580     $3,124,999
 Restricted cash                                                 6,778         22,457
 Other current assets                                          195,646         68,354
                                                           -----------    -----------
   Total current assets                                      3,383,004      3,215,810

Investment in property:

 Land                                                        8,934,077      8,934,077
 Buildings and improvements                                 29,174,904     29,174,904
                                                           -----------    -----------
                                                            38,108,981     38,108,981
 Less:    accumulated depreciation                         (8,167,312)    (7,453,459)
                                                           -----------    -----------
                                                            29,941,669     30,655,522

Long-term restricted cash                                       40,014         22,166

Deferred expenses, net of accumulated
 amortization of $773,937 in 1995 and
 $673,932 in 1994                                              479,081        431,741
                                                           -----------    -----------
   Total assets                                            $33,843,768    $34,325,239
                                                           ===========    ===========











                          Continued on next page

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                        BALANCE SHEETS (Continued)
                               (Unaudited)

                     LIABILITIES AND PARTNERS' EQUITY

                                                           September 30,   December 31,
                                                                1995           1994
                                                                ----           ----
Current liabilities:

 Accounts payable and accrued expenses                        $388,874       $251,976
 Accounts payable to affiliates                                 53,454         47,965
                                                           -----------    -----------
   Total current liabilities                                   442,328        299,941

Partners' equity/(deficit):

 General Partner                                             (199,247)      (193,008)
 Limited Partners                                           33,600,687     34,218,306
                                                           -----------    -----------
   Total partners' equity                                   33,401,440     34,025,298
                                                           -----------    -----------
   Total liabilities and partners' equity                  $33,843,768    $34,325,239
                                                           ===========    ===========

























                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                    1995           1994        1995        1994
                                                    ----           ----        ----        ----
Income:
  Rental income                                  $731,426       $888,415   $2,300,071  $2,761,825
  Interest income                                  43,740         31,661      128,748      74,268
  Other income                                     82,008              -       82,008           -
                                                 --------       --------   ----------  ----------
   Total income                                   857,174        920,076    2,510,827   2,836,093

Expenses:
  Depreciation                                    237,951        243,181      713,853     729,542
  Property operating expenses                     133,696         75,383      361,319     246,325
  General and administrative expenses              46,390         41,482      160,816     135,100
  Amortization of deferred expenses                35,030         37,069      100,005     113,772
  Management fee                                   20,985         20,985       62,955      62,955
  Property write-down                                   -        512,000            -     512,000
                                                 --------       --------   ----------  ----------
   Total expenses                                 474,052        930,100    1,398,948   1,799,694
                                                 --------       --------   ----------  ----------
   Net income/(loss)                             $383,122      ($10,024)   $1,111,879  $1,036,399
                                                 ========       ========   ==========  ==========

Allocation of net income/(loss):
  General Partner                                  $3,831         ($100)      $11,119     $10,364
  John Hancock Limited Partner                   (19,477)       (19,477)     (58,431)    (58,431)
  Investors                                       398,768          9,553    1,159,191   1,084,466
                                                 --------       --------   ----------  ----------
                                                 $383,122      ($10,024)   $1,111,879  $1,036,399
                                                 ========       ========   ==========  ==========

Net income per Unit                                  $4.35          $0.10      $12.65       $11.83
                                                 ========       ========   ==========  ==========












                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1995 and
                       Year Ended December 31, 1994

                                                                 General     Limited
                                                                 Partner     Partners     Total
                                                                 -------     --------     -----

Partners' equity/(deficit) at January 1, 1994
 (91,647 Units outstanding)                                   ($184,837)  $35,027,232 $34,842,395

Less:   Cash distributions                                      (23,143)  (2,291,175) (2,314,318)

Add:    Net income                                                14,972    1,482,249   1,497,221
                                                                --------  ----------- -----------

Partners' equity/(deficit) at December 31, 1994
 (91,647 Units outstanding)                                    (193,008)   34,218,306  34,025,298

Less:   Cash distributions                                      (17,358)  (1,718,379) (1,735,737)

Add:    Net income                                                11,119    1,100,760   1,111,879
                                                                --------  ----------- -----------

Partners' equity/(deficit) at September 30, 1995
 (91,647 Units outstanding)                                   ($199,247)  $33,600,687 $33,401,440
                                                                ========  =========== ===========



















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     1995             1994
                                                                     ----             ----
Operating activities:
 Net income                                                      $1,111,879       $1,036,399
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Amortization of deferred expenses                                100,005          113,772
   Depreciation                                                     713,853          729,542
   Property write-down                                                    -          512,000
                                                                 ----------       ----------
                                                                  1,925,737        2,391,713

 Changes in operating assets and liabilities:
   Increase in restricted cash                                      (2,169)            (493)
   Increase in other current assets                               (127,292)         (93,757)
   Increase in accounts payable and
     accrued expenses                                               136,898          139,649
   Increase/(decrease) in accounts payable
     to affiliates                                                    5,489          (1,480)
                                                                 ----------       ----------
      Net cash provided by operating activities                   1,938,663        2,435,632

Investing activities:
 Increase in deferred expenses                                    (147,345)         (23,634)
                                                                 ----------       ----------
      Net cash used in investing activities                       (147,345)         (23,634)

Financing activities:
 Cash distributed to Partners                                   (1,735,737)      (1,735,737)
                                                                 ----------       ----------
      Net cash used in financing activities                     (1,735,737)      (1,735,737)
                                                                 ----------       ----------
      Net increase in cash and cash
        equivalents                                                  55,581          676,261

      Cash and cash equivalents at
        beginning of year                                         3,124,999        2,359,803
                                                                 ----------       ----------
      Cash and cash equivalents at
        end of period                                            $3,180,580       $3,036,064
                                                                 ==========       ==========



                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,220 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per Unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, operating, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as described in the Partnership Agreement.

     The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as short or long-term, based upon the term of the related lease agreement.

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

     Deferred expenses relating to tenant improvements and lease commissions are amortized on a straight-line basis over the terms of the leases to which they relate. Subsequent to June 30, 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

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

                                                        September 30,      December 31,
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

     The J.C. Penney Credit Operations Center is currently listed for sale.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                 Unamortized         Unamortized
                                                                  Balance at          Balance at
                                                              September 30, 1995  December 31, 1994
                                                              ------------------  -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $48,183             $64,244

       $693,000 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 250,406             235,367

       $445,524 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 180,492             132,130
                                                                   --------            --------
                                                                   $479,081            $431,741
                                                                   ========            ========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     1995                1994
                                                                     ----                ----
       Reimbursement for operating expenses                        $112,299             $91,312
       Partnership management fee expense                            62,955              62,955
                                                                   --------            --------
                                                                   $175,254            $154,267
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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Transactions with the General Partner and Affiliates (continued)
   ----------------------------------------------------
     Accounts payable to affiliates represents amounts due to the General Partner or its affiliates for various services provided to the Partnership.

     The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.

7. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       1995              1994
                                                                       ----              ----
       Net income per Statements of Operations                     $1,111,879        $1,036,399

       Add/(deduct): Excess of tax depreciation
                      over book depreciation                         (36,500)          (17,361)
                     Excess of book amortization
                      over tax amortization                            51,852            50,642
                     Reduction of property carrying value                   -           512,000
                                                                   ----------        ----------

       Net income for federal income tax purposes                  $1,127,231        $1,581,680
                                                                   ==========        ==========

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

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, the Partnership had $3,180,580 in cash and cash equivalents, $6,778 in restricted cash and $40,014 in long-term restricted cash.

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

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. During the first nine months of 1995, four new tenants entered into leases representing an aggregate of approximately 35,000 square feet, or 27% of the property. The leases held by three of the new tenants commenced during the first nine months of 1995, and one of those leases was amended, effective October 1, 1995, to include a greater amount of space. The lease held by the fourth new tenant commenced on November 1, 1995. The Partnership paid approximately $95,000 in leasing costs in connection with these leases and expects to incur an additional $15,000 in leasing costs during the fourth quarter of 1995 in connection with the amended lease.

During the first nine months of 1995 two leases representing approximately 19,200 square feet, or 15% of the Carnegie Center property, expired. One tenant, occupying approximately 3,100 square feet, or 2% of the property, and whose lease expired in March 1995, remains at the property on a month-to-month basis. The second tenant, who occupied approximately 16,100 square feet, or 13% of the property, through September 1995, signed a new lease for a reduced amount of space totaling approximately 8,000 square feet. The Partnership paid approximately $6,500 in leasing costs during the third quarter of 1995 in connection with this lease renewal.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
At September 30, 1995, the Carnegie Center property was 46% occupied and, as of the date hereof , the property is 56% occupied. Should additional tenants not be located to take occupancy of the remaining vacant space at the Carnegie Center property, the Partnership's liquidity would be materially adversely affected. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property did not renew its lease and vacated its space when its lease expired on January 31, 1995. The General Partner has been actively seeking a replacement tenant, or tenants, for the property since that time. Due to competitive market conditions and a lack of demand for office rental space in the Santa Rosa real estate market, it may not be possible to lease the space by the end of 1995. Should the vacant space not be leased in the near future, the Partnership's liquidity would be adversely affected. For the year ended December 31, 1994, the 1300 North Dutton Avenue property generated approximately 11% of the total rental income earned by the Partnership.

The anchor tenant at the Marlboro Square Shopping Center property occupying approximately 16,000 square feet, or 38% of the property, under a lease which expires in October 1996, and whose operations at the property have declined due to the existence of major competitors in the Marlboro Square area, requested a reduction in its rental payments. After a detailed review of the Marlboro Square market and the tenant's operations, the General Partner agreed to a reduced rental amount in return for an agreement from the tenant to extend its lease term. Effective June 1, 1995, the tenant's rent was reduced through October 1996, the end of its original lease term, in exchange for an extension of the lease relating to approximately 12,000 square feet, or 28% of the property, through 2005.
The Partnership paid $21,000 in leasing costs in connection with this lease during the third quarter of 1995.

At September 30, 1995, Marlboro Square's occupancy was 73%. During the nine months ended September 30, 1995, two leases representing approximately 4,750 square feet, or 11% of the Marlboro Square property, expired. A tenant which had held one of these leases continues to occupy approximately 1,600 square feet, or 4% of the property, under a month-to-month lease. In addition, the tenant who had held the other expired lease occupies approximately 3,000 square feet, or 7% of the property, under a month-to-month lease. Aside from these two month-to-month leases, there are no leases scheduled to expire during the remainder of 1995. Leasing activity at the Marlboro Square property continues to be limited due to the sluggish demand for retail space in the Marlboro, Massachusetts area. In addition, a new retail development near to Marlboro Square is scheduled to be completed during the Fall of 1996. The General Partner anticipates that absorption of existing retail space in the Marlboro area will remain sluggish during the remainder of 1995 due to both the lack of demand and the pending increase in available retail space in the area. However, the General Partner believes that the extension of the anchor tenant's lease at Marlboro Square should have a favorable impact on efforts to secure tenants at the property. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
At September 30, 1995, Crossroads Square's occupancy was 92%. During the nine months ended September 30, 1995, a tenant that had occupied approximately 7,200 square feet, or 4% of the property, vacated its space. This tenant did not renew its lease upon its expiration in December 1994 but remained at the property under a month-to-month lease through March 1995. During the third quarter of 1995, one lease representing approximately 6,500 square feet, or 4% of the property, expired. The tenant holding this lease exercised its option to renew the lease for an additional one year period. There are no leases scheduled to expire at the property during the fourth quarter of 1995. The General Partner will continue its efforts to secure new tenants for the remaining vacant space at Crossroads Square.

At September 30, 1995, Warner Plaza was fully occupied. During the nine months ended September 30, 1995, two new leases representing approximately 4,200 square feet, or 5% of the property, were entered into with new tenants. There are no significant leases scheduled to expire at the property during the fourth quarter of 1995. The General Partner will continue its efforts to retain existing tenants at Warner Plaza.

At September 30, 1995, the J.C. Penney Credit Operations Center was 100% occupied. During the first quarter of 1995, J.C. Penney, the sole tenant at the J.C. Penney Credit Operations Center, extended its lease through June 2006. In connection with the extension of the lease, the tenant was granted an option to terminate its lease effective on any date on or after July 1, 2002. In order to exercise the option, the tenant must notify the Partnership of its intention to terminate the lease at least twelve months in advance of the termination date specified in the notice and must pay a termination fee of $710,325. The Partnership did not incur any leasing costs in connection with this lease extension. Due to the extension of J.C. Penney's lease at the property and current favorable real estate market conditions in Albuquerque, New Mexico, the General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995.

During the nine months ended September 30, 1995, cash from working capital reserves was used for the payment of leasing costs in the aggregate amount of $147,345 incurred at the Marlboro Square, Crossroads Square, Carnegie Center and Warner Plaza properties. The General Partner estimates that the Partnership will incur approximately $72,000 of additional leasing costs at its properties during the fourth quarter of 1995. Of this amount, approximately $38,000 is expected to be incurred at the Crossroads Square property, $23,000 at the Carnegie Center property, and $10,000 at the Marlboro Square property. In addition, the General Partner estimates that approximately $250,000 in leasing costs will be incurred during 1996 in connection with securing a new tenant for the 1300 North Dutton Avenue property. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the nine months ended September 30, 1995, approximately $102,000 of cash from operations was used to fund non-recurring repair and maintenance expenses incurred at the Crossroads Square, Carnegie Center and Warner Plaza properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $70,000 at its properties during the remainder of 1995. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the aggregate amount of $1,735,737, generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during the nine months ended September 30, 1995. The General Partner currently anticipates that the Partnership will make a distribution during the fourth quarter of 1995 comparable to the distributions made during each of the first three quarters of 1995.

The General Partner had the 1300 North Dutton Avenue Office Complex property independently appraised during the third quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,725,000 at September 30, 1995. The net book value of the 1300 North Dutton Avenue Office Complex property of approximately $2,119,000 at September 30, 1995 was evaluated in comparison to the estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and property write-downs, is approximately $3,378,000.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Net income for the nine months ended September 30, 1995 was $1,111,879 as compared to net income of $1,036,399 for the same period in 1994. Included in the results for the nine months ended September 30, 1994 is the property write-down on Carnegie Center in the amount of $512,000. Excluding this write-down net income decreased due to declines in the performance of the Carnegie Center, 1300 North Dutton Avenue and Marlboro Square properties. These declines were partially offset by increases in the performance of the Crossroads Square and Warner Plaza properties.

Average occupancy for the Partnership's properties for the nine months ended September 30, 1995 was as follows:

       1300 North Dutton Avenue Office Complex                  11%
       Marlboro Square Shopping Center                          73%
       Crossroads Square Shopping Center                        94%
       Carnegie Center Office/Warehouse                         45%
       Warner Plaza Shopping Center                             99%
       J.C. Penney Credit Operations Center                    100%

Rental income for the nine months ended September 30, 1995 decreased by $461,754, or 17%, as compared to the same period in 1994. This decrease is primarily due to decreases in rental income at the 1300 North Dutton Avenue, Carnegie Center and Marlboro Square properties which were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties. Rental income at the 1300 North Dutton Avenue property decreased by 89% between periods due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at the Carnegie Center property decreased by 52% between periods due to a decline in average occupancy from 75% to 45%. Rental income at the Marlboro Square property decreased by 21% between periods primarily due to a 8% decline in average occupancy. In addition, rental income at Marlboro Square also decreased due to a significant reduction in the rental rate paid by the anchor tenant since June 1, 1995. These decreases in rental income were partially offset by increases in rental income of approximately 5% and 7% at the Crossroads Square and Warner Plaza properties, respectively. Rental income at the J.C. Penney Credit Operations Center was consistent between periods.

Interest income for the nine months ended September 30, 1995 increased by $54,480, or 73%, as compared to the same period in 1994. This increase is primarily due to an increase in the interest rates earned on the Partnership's working capital reserves as well as an increase in the amount of such reserves.

During the third quarter of 1995, the Partnership collected approximately $82,000 from the former tenant at the 1300 North Dutton Avenue property because of alterations it made to the property without the consent of the General Partner, as required under the terms of its lease agreement. The General Partner has decided, however, not to return the space to its original form because sources in the Santa Rosa area where this property is located have stated that the alterations made to the property will not negatively impact the General Partner's efforts to lease the property.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Property operating expenses for the nine months ended September 30, 1995 increased by $114,994, or 47%, as compared to the same period in 1994. This increase is primarily due to increases in the Partnership's share of operating expenses at the Carnegie Center, Crossroads Square and Marlboro Square properties. The Partnership's share of property operating expenses increased at the Marlboro Square and Carnegie Center properties between periods primarily due to decreases in average occupancy at both properties, and therefore, decreases in tenant reimbursements for such expenses. In addition, during the second and third quarters of 1995, the Carnegie Center property incurred approximately $60,000 in non-recurring maintenance and repair expenses relating primarily to repairs made to the electrical system, roof, certain heating and air conditioning units, and repairs to better market vacant space at the property. The Crossroads Square property incurred approximately $21,000 of non-recurring maintenance and repair expenses during the nine months ended September 30, 1995 to improve the appearance of the center and maintain its competitive position in the marketplace. The increases in the Partnership's share of property operating expenses at the Carnegie Center, Crossroads Square and Marlboro Square properties were partially offset by decreases in the Partnership's share of property operating expenses at the Warner Plaza and 1300 North Dutton Avenue properties. The Partnership's share of property operating expenses decreased at Warner Plaza between periods primarily due to non-recurring maintenance and repair costs which were incurred during the nine month period ended September 30, 1994. The 1300 North Dutton Avenue property has incurred only minor routine maintenance expenses since it became vacant in January 1995, resulting in a decrease in the Partnership's share of property operating expenses during the nine months ended September 30, 1995 as compared to the same period during 1994.

General and administrative expenses for the nine months ended September 30, 1995 increased by $25,716, or 19%, as compared to the same period in 1994. This increase is primarily due to an increase in the time required to be expended by the General Partner in connection with managing the Partnership's properties, including focusing on increasing their occupancies. In addition, general and administrative expenses increased due to legal fees incurred primarily in connection with the leases entered into at two of the Partnership's properties during the nine months ended September 30, 1995, and to an increase in postage charges on investor mailings resulting from the increase in postal rates.

Amortization of deferred expenses for the nine months ended September 30, 1995 decreased by $13,767, or 12%, as compared to the same period in 1994. This decrease is primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Warner Plaza and Marlboro Square properties and the full amortization of the related deferred leasing costs.

As referred to above, declining market conditions within the Cincinnati, Ohio market where the Carnegie Center property is located have permanently impaired the Carnegie Center's value. As a result, during the third quarter of 1994 the General Partner reduced the carrying value of the property by $512,000 which was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1995, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1995.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                     Nine Months Ended
                                                                       September 30,
                                                                     1995           1994
                                                                     ----           ----
Net cash provided by operating activities (a)                    $1,938,663     $2,435,632
Net change in operating assets and liabilities (a)                 (12,926)       (43,919)
                                                                 ----------     ----------
Cash provided by operations (a)                                   1,925,737      2,391,713
Increase in working capital reserves                              (190,000)      (655,976)
Add:   Accrual basis Partnership
       management fee                                                62,955         62,955
                                                                 ----------     ----------
Cash from operations (b)                                          1,798,692      1,798,692
Decrease in working capital reserves                                      -              -
Less:  Accrual basis Partnership
       management fee                                              (62,955)       (62,955)
                                                                 ----------     ----------
Distributable cash from operations (b)                           $1,735,737     $1,735,737
                                                                 ==========     ==========

Allocation to General Partner                                       $17,358        $17,358
Allocation to John Hancock Limited Partner                                -              -
Allocation to Investors                                           1,718,379      1,718,379
                                                                 ----------     ----------
Distributable cash from operations (b)                           $1,735,737     $1,735,737
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

During the fourth quarter of 1995, the Partnership expects to make a cash distribution of $572,793, representing a 5% annualized return, to all Investors of record at September 30, 1995, based on Distributable Cash from Operations for the quarter then ended.

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

Item 2. Changes in Securities

        There were no changes in securities during the third quarter of 1995.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the third quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership the third quarter of 1995.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a) There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the third quarter of 1995.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1995.


                               John Hancock Realty Income Fund
                               Limited Partnership


                               By: John Hancock Realty Equities, Inc.,
                                   General Partner



                                   By:  WILLIAM M. FITZGERALD
                                        -------------------------------
                                        William M. Fitzgerald, President



                                   By:  RICHARD E. FRANK
                                        -------------------------------
                                        Richard E. Frank, Treasurer
                                        (Chief Accounting Officer)