Form 10-K
period 1995-12-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1996-03-29
CIK 795196

24



                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995

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

                               YES X    NO
                                   ---     ---

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



                      Exhibit Index on Pages 28 - 32

                            TABLE OF CONTENTS




                                  PART I


  Item 1   Business                                                  3
  Item 2   Properties                                                6
  Item 3   Legal Proceedings                                         8
  Item 4   Submission of Matters to a Vote
             of Security Holders                                     8


                                 PART II


  Item 5   Market for the Partnership's Securities and Related
             Security Holder Matters                                 8
  Item 6   Selected Financial Data                                  10
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11
  Item 8   Financial Statements and Supplementary Data              21
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                 21


                                 PART III


  Item 10  Directors and Executive Officers of the Partnership      22
  Item 11  Executive Compensation                                   25
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                         25
  Item 13  Certain Relationships and Related Transactions           26


                                 PART IV


  Item 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                    28

           Signatures                                               33

                                  Part I

Item 1 - Business

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1995, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 4,222 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests.

The Units were offered and sold to the public during the period from September 9, 1986 to September 9, 1987, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $500 per Unit. No established public market exists on which the Units may be traded.

The Partnership is engaged in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016.

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repairs, replacements, contingencies and anticipated obligations. The income received from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive over-building, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area or ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to a specific retail, industrial or office tenant, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rentals due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

On October 24, 1986, the Partnership acquired 1300 North Dutton Avenue, an office/industrial facility located in Santa Rosa, California. The tenant that had leased all of the rentable space at the property did not renew its lease and vacated its space when its lease expired on January 31, 1995. Since that time the entire property has been vacant, and the General Partner has been actively seeking a replacement tenant, or tenants, for the property. Real estate market conditions for office/industrial space in Santa Rosa have declined since the Partnership acquired the 1300 North Dutton Avenue property. The General Partner anticipates that, due to a lack of demand for office/industrial space in Santa Rosa, market conditions will remain competitive during 1996.

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center, a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro have weakened since the Partnership acquired the property and have remain depressed. An excess of supply over demand for retail space has resulted in continued high vacancy rates and competitive pricing for leasing space in the area in which Marlboro Square is located. In addition, a new retail development within close proximity to Marlboro Square is scheduled for completion during the Fall of 1996.
The General Partner anticipates that absorption of existing retail space in the Marlboro area will remain sluggish during 1996 due to both the lack of demand and the pending increase in available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions at Marlboro Square in an effort to retain existing tenants and to lease the remaining vacant space at the property.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. Although real estate market conditions for retail properties in Jacksonville have declined as compared to when the Partnership acquired the property, occupancy levels and rental rates within the market have stabilized over recent years and remain relatively favorable. The General Partner anticipates that relatively favorable retail market conditions in Jacksonville and at the property should continue during 1996.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. Since the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market has experienced an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. In addition, during 1994 a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. During 1995, the General Partner signed leases with new tenants to occupy approximately 35,000 square feet of space and signed a lease with an existing tenant for a reduced amount of space. As a result of these leases, occupancy at the Carnegie Center increased to 56% at December 31, 1995. The General Partner anticipates that market conditions in Cincinnati will remain competitive during 1996 and, therefore, it will continue to offer competitive rental rates and concessions in an effort to further increase occupancy at Carnegie Center.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center, a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas totaling 55,562 rentable square feet owned by a non-affiliate of the Partnership.
Although, real estate market conditions have declined in the Chandler area as compared to when the Partnership acquired the property, population, employment and retail sales have increased in recent years and the property is 100% occupied at December 31, 1995. The General Partner anticipates favorable retail market conditions in Chandler during 1996 and that the property should provide the Partnership with stable income performance during 1996.

On September 13, 1988, the Partnership acquired the J.C. Penney Credit Operations Center, an office/service center located in Albuquerque, New Mexico and 100% occupied by J.C. Penney. J.C. Penney's lease had been scheduled to expire during 1996; however, during the first quarter of 1995, the General Partner negotiated an extension of the lease through June 2006. In connection with the extension of the lease, the tenant was granted an option to terminate its lease effective on any date on or after July 1, 2002. Due to the extension of J.C. Penney's lease at the property and current favorable real estate market conditions in Albuquerque, New Mexico, the General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995. On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to a non-affiliated buyer for a gross sales price of $5,600,000 and received net sales proceeds of $5,392,032, after deductions for commissions and selling expenses incurred in connection with the sale of the property. During February 1996, the Partnership distributed $5,315,526 of the net sales proceeds, of which $4,582,350 was distributed to the Investors and $733,176 was distributed to the John Hancock Limited Partner. The remaining net sales proceeds of $76,506 were retained in the Partnership's working capital reserves.

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

Item 2 - Properties

As of December 31, 1995, the Partnership held the following properties in its portfolio:

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

At December 31, 1995, the entire building was unoccupied. The former tenant at the property, North American Mortgage Company ("NAMC"), did not renew its lease and vacated its space when its lease expired on January 31, 1995. The General Partner has been actively seeking a replacement tenant, or tenants, for the property.

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

For the year ended December 31, 1995, the average occupancy of Marlboro Square was 73%.

Crossroads Square Shopping Center
---------------------------------
On November 20, 1987, the Partnership purchased the Crossroads Square Shopping Center ("Crossroads Square"), located in Jacksonville, Florida, from a non-affiliated seller. Crossroads Square contains 174,196 rentable square feet of space with a total land area in excess of 18.5 acres.

For the year ended December 31, 1995, the average occupancy of Crossroads Square was 94%.

Carnegie Center Office/Warehouse
--------------------------------
On December 22, 1987, the Partnership purchased Carnegie Center, located in Cincinnati, Ohio, from a non-affiliated seller. The property consists of two buildings containing an aggregate of 128,059 rentable square feet with a total land area of approximately 7.8 acres.

For the year ended December 31, 1995, the average occupancy of Carnegie Center was 47%. At December 31, 1995 the property was 63% occupied.

Warner Plaza Shopping Center
----------------------------
On February 25, 1988, the Partnership purchased 92,848 rentable square feet of the Warner Plaza Shopping Center ("Warner Plaza") (which consists of a total of 148,410 rentable square feet), located in Chandler, Arizona, from a non-affiliated seller.

For the year ended December 31, 1995, average occupancy, for the portion of Warner Plaza which is owned by the Partnership, was 99%.

The foregoing properties are described more fully in Items 1, 2 and 7 and
Note 4 to the Financial Statements included in Item 8 of this Report.

Item 3 - Legal Proceedings

In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants.

The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. The complaint alleged, among other things, that the marketing materials for the Partnership and the affiliated limited partnerships did not contain adequate risk disclosures.

The General Partner believes the allegations are totally without merit and will vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1995.

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

(b)  Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
  Title of Class             December 31, 1995        December 31, 1995
  --------------             -----------------        -----------------
   Units of
   Investor Limited
   Partnership Interests             4,222                    91,647

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(c)  Dividend History and Restrictions

During the fiscal years ended December 31, 1995 and 1994, the Partnership distributed each year cash in the aggregate amount of $2,314,318 from Distributable Cash from Operations (defined in the Partnership Agreement). These amounts were allocated 1% to the General Partner and 99% to the Limited Partners, in accordance with the terms of the Partnership Agreement. The John Hancock Limited Partner did not receive any Distributable Cash from Operations.

The following table reflects cash distributions made during 1994 and 1995:

                                                      Amount Paid to
      Date of          Amount of     Amount Paid to    John Hancock     Amount Paid     Distribution
    Distribution      Distribution  General Partner  Limited Partner    to Investors      Per Unit
    -----------       ------------  ---------------  ---------------    ------------     ---------
  February 15, 1994     $578,579         $5,786             $-             $572,793          $6.25
  May 13, 1994           578,580          5,786              -              572,794           6.25
  August 15, 1994        578,580          5,786              -              572,794           6.25
  November 15, 1994      578,579          5,785              -              572,794           6.25
  February 15, 1995      578,579          5,786              -              572,793           6.25
  May 15, 1995           578,580          5,786              -              572,794           6.25
  August 15, 1995        578,580          5,786              -              572,794           6.25
  November 15, 1995      578,579          5,785              -              572,794           6.25

The source of future cash distributions is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Cash distributions during the year ended 1995 represent a 5% return on initial Investor capital. The General Partner anticipates that the Partnership will make cash distributions in 1996 comparable to those made during both 1995 and 1994. For further discussion on the financial condition and results of operations of the Partnership see Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1995         1994         1993        1992         1991
                                           ----         ----         ----        ----         ----
Rental income                           $3,065,751  $3,618,826   $3,519,445  $3,648,457   $3,498,811
Interest income                            173,286     110,982       71,557      87,970      116,495
Gain on sale of property                   128,539           -            -           -            -
Net income                               1,551,706   1,497,221    1,684,608   1,095,594      192,632
Net income per Unit (b)                     17.42        17.02       18.95        12.49        2.79
Ordinary tax income (a)                  1,480,158   2,128,148    1,826,365   2,042,510    1,679,542
Ordinary tax income per Unit (b)            16.80        23.61       20.35        22.68       18.81
Cash distribution per Unit from
  operations                                25.00        25.00       28.75        30.00       31.25
Distributable cash from sales
  or financings                          5,315,526           -            -           -            -
Cash and cash equivalents at
  December 31                            8,397,420   3,124,999    2,359,803   2,552,370    2,403,717
Total assets at December 31             33,605,444  34,325,239   35,150,707  36,092,419   37,863,010



(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1995         1994         1993        1992         1991
                                           ----         ----         ----        ----         ----
  General Partner                          $14,802     $21,281      $18,263     $20,425      $16,795
  John Hancock Limited Partner            (74,321)    (56,684)     (56,684)    (56,684)     (61,010)
  Investors                              1,539,677   2,163,551    1,864,786   2,078,769    1,723,757
                                        ----------  ----------   ----------  ----------   ----------
     Total                              $1,480,158  $2,128,148   $1,826,365  $2,042,510   $1,679,542
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1995, 1994, 1993, 1992 and 1991. The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1995, 1994, 1993, 1992 and 1991, respectively.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 1995, the Partnership had $8,397,420 in cash and cash equivalents, $4,946 in restricted cash and $44,659 in long-term restricted cash. The Partnership's cash and cash equivalents increased by $5,272,421 from December 31, 1994 to December 31, 1995 primarily due to the sale of the J.C. Penney Credit Operations Center on December 29, 1995.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates or the sale or financing of Partnership properties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
-------------------------------
During the first quarter of 1995, J.C. Penney, the sole tenant at the J.C. Penney Credit Operations Center, extended its lease through June 2006. In connection with the extension of the lease, the tenant was granted an option to terminate its lease effective on any date on or after July 1, 2002. The Partnership did not incur any leasing costs in connection with this lease extension. Due to the extension of J.C. Penney's lease at the property and current favorable real estate market conditions in Albuquerque, New Mexico, the General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995. On November 20, 1995, the General Partner entered into a Purchase and Sale Agreement on behalf of the Partnership for the sale of the J.C. Penney Credit Operations Center property to a non-affiliated buyer (the "Buyer") for a gross sales price of $5,600,000. On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to the Buyer and received net sales proceeds of $5,392,032, after deductions for commissions and selling expenses incurred in connection with the sale of the property. On February 15, 1996, $5,315,526 of these proceeds was distributed to the Investors and the John Hancock Limited Partner in accordance with the terms of the Partnership Agreement and $76,506 was retained in the Partnership's working capital reserves. This transaction generated a non-recurring gain of $128,539, representing the difference between the net sales price and the property's net book value of $5,263,493. For the year ended December 31, 1995, the J.C. Penney Credit Operations Center generated approximately 25% of the Partnership's net cash provided by operations.

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. During 1995, four new tenants entered into leases representing an aggregate of approximately 35,000 square feet, or 27% of the property. The Partnership incurred approximately $110,000 in leasing costs in connection with these leases.

During 1995, two tenants' leases representing an aggregate of approximately 19,200 square feet, or 15% of the Carnegie Center property, expired. One tenant, who occupied approximately 16,100 square feet, or 13% of the property, through September 1995, signed a new lease for a reduced amount of space totaling approximately 8,000 square feet, or 6% of the property. The Partnership paid approximately $6,500 in leasing costs during 1995 in connection with this lease. The second tenant, who occupied approximately 3,100 square feet, or 2% of the property, remained at the property on a month-to-month basis subsequent to its lease expiration in March 1995.
This tenant has subsequently entered into a new lease for approximately 7,000 square feet, or 5% of the property, that commenced in March 1996.
The Partnership expects to incur approximately $15,500 in leasing costs during 1996 in connection with this lease.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
-------------------------------
The Carnegie Center property was 56% occupied at December 31, 1995 and is 59% occupied as of the date hereof. During 1996, two leases representing an aggregate of approximately 14,100 square feet, or 11% of the property, are scheduled to expire. The General Partner continues to actively seek new tenants for the remaining vacant space. Should additional tenants not be located to take occupancy of the remaining vacant space at the Carnegie Center property, the Partnership's liquidity would be materially adversely affected. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property did not renew its lease and vacated its space when its lease expired on January 31, 1995. Due to competitive market conditions and a lack of demand for office space in the Santa Rosa real estate market, the General Partner has not yet secured a replacement tenant, or tenants, for the property. Should the vacant space not be leased in the near future, the Partnership's liquidity would be adversely affected. For the year ended December 31, 1994, the 1300 North Dutton Avenue property generated approximately 10% of the Partnership's net cash provided by operations. The General Partner will continue to offer aggressive rental packages in an effort to secure a new tenant, or tenants, for the space.

The anchor tenant at the Marlboro Square Shopping Center property occupying approximately 16,000 square feet, or 38% of the property, under a lease which was scheduled to expire in October 1996, and whose operations at the property have declined due to the existence of major competitors in the Marlboro Square area, requested a reduction in its rental payments. After a detailed review of the Marlboro Square market and the tenant's operations, the General Partner agreed to a reduced rental amount in return for an agreement from the tenant to extend its lease term. Effective June 1, 1995, the tenant's rent was reduced through October 1996, the end of its original lease term, in exchange for an extension of the lease relating to approximately 12,000 square feet, or 28% of the property, through 2005.
The Partnership paid $21,000 in leasing costs in connection with this lease during 1995.

At December 31, 1995, Marlboro Square's occupancy was 69%. During 1995, two tenants holding leases representing an aggregate of approximately 4,750 square feet, or 11% of Marlboro Square, vacated their space. One tenant which had occupied approximately 3,150 square feet, or 7% of the property, under a lease that expired in October 1994, remained at the property under a month-to-month lease through January 1995. The second tenant which had occupied approximately 1,600 square feet, or 4% of the property, under a lease that expired in September 1995, continued to occupy its space under a month-to-month lease through December 31, 1995. During 1995, the General Partner signed a lease with a new tenant to occupy approximately 4,000 square feet, or 9% of the property. This lease commenced in January 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
-------------------------------
During 1996, four leases representing an aggregate of approximately 6,800 square feet, or 16% of the Marlboro Square property, are scheduled to expire. One of these tenants, whose lease represents approximately 1,600 square feet, or 4% of the property, has notified the General Partner that it will not renew its lease and will vacate the property. In addition, one tenant with a lease representing approximately 3,000 square feet, or 7% of the property, and whose lease originally expired during 1994, continues to occupy the property under a month-to-month lease.

Leasing activity at the Marlboro Square property continues to be limited due to the sluggish demand for retail space in the Marlboro, Massachusetts area. In addition, a new retail development near to Marlboro Square is scheduled to be completed during the Fall of 1996. The General Partner anticipates that absorption of existing retail space in the Marlboro area will remain sluggish during 1996 due to both the lack of demand and the pending increase in available retail space in the area. However, the General Partner believes that the extension of the anchor tenant's lease at Marlboro Square may have a favorable impact on efforts to secure additional tenants at the property. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

At December 31, 1995, Crossroads Square's occupancy was 93%. During 1995, a tenant that had occupied approximately 7,200 square feet, or 4% of the property, vacated its space. This tenant did not renew its lease upon its expiration in December 1994 but remained at the property under a month-to-month lease through March 1995. During the third quarter of 1995, one lease representing approximately 6,500 square feet, or 4% of the property, was scheduled to expire. The tenant holding this lease exercised its option to renew the lease for an additional one-year period. Aside from this lease, there are no significant leases scheduled to expire at the property during 1996. The General Partner will continue its efforts to retain existing tenants as well as to secure new tenants for the remaining vacant space at Crossroads Square.

At December 31, 1995, Warner Plaza was fully occupied. During 1995, two new leases representing an aggregate of approximately 4,200 square feet, or 5% of the property, were entered into with new tenants. There are no leases scheduled to expire at Warner Plaza during 1996.

During 1995, cash from working capital reserves was used for the payment of leasing costs in the aggregate amount of $236,542 incurred at the Carnegie Center, Marlboro Square, Crossroads Square and Warner Plaza properties.
The General Partner estimates that the Partnership will incur approximately $719,000 of leasing costs at its properties during 1996. Of this amount, approximately $317,000 and $242,000 are expected to be incurred at the Carnegie Center and 1300 North Dutton Avenue properties, respectively, in connection with the Partnership's efforts to secure new tenants at these properties. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such costs.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
-------------------------------
During the years ended December 31, 1995 and 1994, approximately $167,000 and $86,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur approximately $107,000 of non-recurring maintenance and repair expenses at its properties during 1996. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $2,314,318, generated from the Partnership's operations, was distributed to the General Partner and the Limited Partners during 1995. This amount was allocated 1% to the General Partner and 99% to the Investors, in accordance with the Partnership Agreement, and represented a 5% return on initial Investor capital. The General Partner currently anticipates that the Partnership will be able to make comparable cash distributions during 1996.

The General Partner had the 1300 North Dutton Avenue Office Complex property independently appraised during the third quarter of 1995. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,725,000. The net book value of the 1300 North Dutton Avenue Office Complex property of approximately $2,101,000 at December 31, 1995 was evaluated in comparison to its estimated future undiscounted cash flows and the recent independent appraisal and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and property write-downs, is approximately $3,378,000.

During 1994, the General Partner evaluated the carrying value of the Carnegie Center property by comparing it to its future undiscounted cash flows and its then most recent internal appraisal in order to determine whether a permanent impairment in value existed. Based on such evaluation, the General Partner determined that a write-down of $512,000 was required to reflect the estimated permanent impairment in the value of the Carnegie Center property. Lower rental rates and weak absorption of available office/industrial properties in Cincinnati, Ohio, in general, have resulted in a decline in this property's market value. The carrying value of the Carnegie Center property at December 31, 1995 was evaluated in comparison to its estimated future undiscounted cash flows and its then most recent internal appraisal and, based upon such evaluation, the General Partner determined that no further permanent impairment in value existed and, therefore, an additional write-down in value was not required as of December 31, 1995.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1995 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no permanent impairment in values exist with respect to these properties and no write-downs were recorded as of December 31, 1995. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Net income for the year ended December 31, 1995 was $1,551,706 as compared to $1,497,221 in 1994 and $1,684,608 in 1993. Included in the results for 1995 is a non-recurring gain in the amount of $128,539 resulting from the sale of the J.C. Penney Credit Operations Center on December 29, 1995. Included in the results for 1994 is a write-down of $512,000 of the value of the Carnegie Center property. Excluding these amounts, net income decreased in 1995 as compared to both 1994 and 1993 due to declines in the performance of the Carnegie Center, 1300 North Dutton Avenue and Marlboro Square properties. These declines were partially offset by increases in the performance of the Crossroads Square and Warner Plaza properties.

Average occupancy for the Partnership's properties was as follows:
                                                 Years ended December 31,
                                                 1995      1994      1993
                                                 ----      ----      ----
  1300 North Dutton Avenue Office Complex          8%      100%      100%
  Marlboro Square Shopping Center                 73%       81%       85%
  Crossroads Square Shopping Center               94%       94%       76%
  Carnegie Center Office/Industrial               47%       65%       86%
  Warner Plaza Shopping Center                    99%       97%       93%
  J.C. Penney Credit Operations Center            N/A      100%      100%

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)
---------------------
Rental income for the year ended December 31, 1995 decreased by $553,075, or 15%, as compared to 1994 and by $453,694, or 13%, as compared to 1993. These decreases were primarily due to declines in rental income at the 1300 North Dutton Avenue, Marlboro Square and Carnegie Center properties which were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties. Rental income at the 1300 North Dutton Avenue property decreased by 92% in 1995 as compared to 1994 and by 90% as compared to 1993 due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at the Marlboro Square property decreased by 23% in 1995 as compared to 1994 and by 28% as compared to 1993, primarily due to declines in average occupancy between years. Rental income at Marlboro Square declined further in 1995 due to a significant reduction in the rental rate paid by the anchor tenant since June 1, 1995. Rental income at the Carnegie Center property decreased by 39% in 1995 as compared to 1994 and by 55% as compared to 1993 primarily due to a significant decrease in average occupancy at the property. Rental income at the Crossroads Square property increased by 4% in 1995 as compared to 1994 primarily due to an increase in the rental rates paid by certain tenants and increased by 33% as compared to 1993 primarily due to an increase in average occupancy. Rental income at the Warner Plaza property increased by 6% in 1995 as compared to 1994 and by 8% as compared to 1993 primarily due to an increase in average occupancy as well as increases in rental rates paid by certain tenants. Rental income at the J.C. Penney property was consistent between years.

Interest income for the year ended December 31, 1995 increased by $62,304, or 56%, and $101,729, or 142%, as compared to 1994 and 1993, respectively. These increases were primarily due to an increase in the interest rates earned on the Partnership's working capital reserves during 1995 as well as an increase in the amount of such reserves.

During 1995, the Partnership collected approximately $82,000 from the former tenant at the 1300 North Dutton Avenue property because of alterations it made to the property without the consent of the General Partner, as required under the terms of its lease agreement. The General Partner has decided, however, not to return the space to its original form because real estate brokers in the Santa Rosa area where this property is located have stated that the alterations made to the property will not have a negative impact on the General Partner's efforts to lease the property.

The Partnership's share of property operating expenses for the year ended December 31, 1995 increased by $173,463, or 55%, as compared to 1994, and by $75,266, or 18%, as compared to 1993.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)
---------------------
Property operating expenses at the Carnegie Center property increased by 142% as compared to 1994 and by 233% as compared to 1993. These increases in the Partnership's share of property operating expenses are primarily due to a decline in average occupancy at the property and, therefore, a decline in tenant reimbursements for such expenses. In addition, the property incurred approximately $87,000, $31,000 and 26,000 in non-recurring maintenance and repair expenses during 1995, 1994 and 1993, respectively. These amounts were primarily incurred to better market vacant space at the property.

The Partnership's share of property operating expenses at Marlboro Square increased by 39% in 1995 as compared to 1994 and by 60% as compared to 1993. This increase is primarily due to a decrease in occupancy at the property, and therefore, decreases in tenant reimbursements for such expenses. Minor increases in real estate taxes, maintenance and repair expenses and management fees also contributed to the increase in 1995 as compared to 1994 and 1993.

The Partnership's share of property operating expenses increased at the Warner Plaza property by 22% in 1995 as compared to 1994 and by 42% as compared to 1993. The property incurred approximately $54,000, $32,000 and $32,000 of non-recurring maintenance and repair expenses during 1995, 1994 and 1993, respectively. Excluding these amounts, the Partnership's share of property operating expenses at Warner Plaza increased by 21% in 1995 as compared to 1994 and decreased by 6% as compared to 1993. The increase in 1995 as compared to 1994 is primarily due to an increase in real estate taxes. The decrease in the Partnership's share of property operating expenses in 1995 as compared to 1993 is primarily due to an increase in average occupancy, and, therefore, an increase in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses at the Crossroads Square property increased by 25% as compared to 1994 and decreased by 78% as compared to 1993. The property incurred approximately $22,000, $14,000 and $34,000 of non-recurring maintenance and repair expenses during 1995, 1994 and 1993, respectively. Excluding these amounts, the Partnership's share of property operating expenses was consistent in 1995 as compared to 1994 and decreased by 89% as compared to 1993. This decrease in 1995 as compared to 1993 was primarily due to an increase in average occupancy, and, therefore, an increase in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses at the 1300 North Dutton Avenue property decreased by 22% in 1995 as compared to 1994 and by 37% as compared to 1993. The sole tenant occupying the 1300 North Dutton Avenue property did not renew its lease upon its expiration on January 31, 1995 and vacated its space during 1994. As a result, only minor routine maintenance expenses have been incurred subsequent to the tenant vacating the space, resulting in a decrease in the Partnership's share of property operating expenses during 1995 as compared to 1994 and 1993.

The Partnership's share of property operating expenses at the J.C. Penney Credit Operations Center was consistent between periods.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)
---------------------
General and administrative expenses for the year ended December 31, 1995 increased by $34,662, or 17%, as compared to 1994, and by $21,798, or 10%, as compared to 1993. The increase in 1995 as compared to 1994 and 1993 is primarily due to an increase in the time required to be expended by the General Partner and expenses incurred in connection with managing the Partnership's properties, including actions taken in the attempt to increase their occupancies and sell the J.C. Penney Credit Operations Center. In addition, general and administrative expenses increased during 1995 as compared to both 1994 and 1993 due to an increase in postage charges on investor mailings resulting from the increase in postal rates.

Amortization of deferred expenses for the year ended December 31, 1995 decreased by $15,174, or 10%, as compared to 1994, and by $79,527, or 37%, as compared to 1993. The decrease in 1995 as compared to 1994 was primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Marlboro Square and Warner Plaza properties and the full amortization of the related deferred leasing costs. This decrease in 1995 as compared to 1994 was partially offset by an increase in deferred expenses relating to leasing costs incurred at the Carnegie Center property during 1995. The decrease in 1995 as compared to 1993 was also primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Marlboro Square and Warner Plaza properties as well as the Carnegie Center property. In addition, included in the results for 1993 is a non-recurring $17,903 write-off of unamortized leasing costs relating to tenants at the Carnegie Center who vacated their space at the property prior to their lease termination dates. The decrease in amortization in 1995 as compared to 1993 was partially offset by an increase in deferred expenses relating to leasing costs incurred at the Carnegie Center property during 1995 and the Crossroads Square property in 1994. Also, during the third quarter of 1993 the Partnership reduced the amortization period for its deferred acquisition costs from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

As referred to above, during 1994, the General Partner determined that the value of the Carnegie Center property had been permanently impaired. As a result, the carrying value of the property was reduced by $512,000 and this amount was charged directly to operations.

Management fee expense paid to the General Partner during the year ended December 31, 1995 was consistent with 1994 and decreased by $5,162, or 6%, as compared to 1993. This decrease was due to the decline in Cash from Operations (defined in the Partnership Agreement). Cash from Operations decreased during 1995 as compared to 1993 as a result of an increase in the amount of funds from the Partnership's operations used to replenish working capital reserves during 1994 and 1995.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1995         1994        1993         1992         1991
                                           ----         ----        ----         ----         ----
Net cash provided by
 operating activities (a)               $2,431,249  $3,118,434   $2,853,183  $2,907,816   $3,031,476
Net change in operating assets
 and liabilities (a)                        77,507       7,210       17,432      83,153    (353,708)
                                         ---------   ---------    ---------   ---------    ---------
Cash provided by operations (a)          2,508,756   3,125,644    2,870,615   2,990,969    2,677,768
Increase in working capital reserves     (194,438)   (811,326)    (324,865)   (213,789)            -
Add:  Accrual basis Partnership
      management fee                        83,939      83,939       89,101     104,854       97,121
                                         ---------   ---------    ---------   ---------    ---------
Cash from operations (b)                 2,398,257   2,398,257    2,634,851   2,882,034    2,774,889
Decrease in working capital reserves             -           -            -           -       98,420
Less: Accrual basis Partnership
      management fee                      (83,939)    (83,939)     (89,101)   (104,854)     (97,121)
                                         ---------   ---------    ---------   ---------    ---------
Distributable cash from
 operations (b)                         $2,314,318  $2,314,318   $2,545,750  $2,777,180   $2,776,188
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner              $23,143     $23,143      $25,458     $27,772      $26,778
Allocation to John Hancock
 Limited Partner                                 -           -            -           -            -
Allocation to Investors                  2,291,175   2,291,175    2,520,292   2,749,408    2,749,410
                                         ---------   ---------    ---------   ---------    ---------
Distributable cash from
 operations (b)                         $2,314,318  $2,314,318   $2,545,750  $2,777,180   $2,776,188
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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Flow (continued)
---------
On February 15, 1996, the Partnership made a cash distribution in the aggregate amount of $5,894,105. Of this amount, $578,579 was generated from Distributable Cash from Operations for the quarter ended December 31, 1995 and $5,315,526 was generated from Distributable Cash from Sales or Financings. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                               From Distributable     From Distributable
                                   Cash From              Cash From
                              Sales or Financings         Operations
                              -------------------         ----------
Investors                          $4,582,350              $572,794
John Hancock Limited Partner          733,176                     -
General Partner                             -                 5,785
                                   ----------              --------
     Total                         $5,315,526              $578,579
                                   ==========              ========

The amount distributed to Investors from Distributable Cash from Operations represents a 5% annualized return to all Investors of record at December 31, 1995. The General Partner anticipates that the Partnership will be able to make cash distributions from Distributable Cash from Operations in each of the four quarters of 1996 comparable to those made during 1995.


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

         Name                        Title                           Age
         ----                        -----                           ---
     William M. Fitzgerald      President and Director                52
     Malcolm G. Pittman, III    Director                              44
     Susan M. Shephard          Director                              43
     Richard E. Frank           Treasurer (Chief Accounting Officer)  34

(c)  Identification of certain significant persons

The General Partner is responsible for the identification, analysis, purchase, operation, and disposal of specific Partnership real estate investments. The General Partner has established a Real Estate Investment Committee utilizing senior real estate personnel of John Hancock and its Affiliates (defined in the Partnership Agreement) to review each proposed investment. The members of the Real Estate Investment Committee are designated each year at the annual meeting of the Board of Directors of John Hancock Realty Equities, Inc. The current members of the committee are as follows:

         Name                        Title                           Age
         ----                        -----                           ---
     Edward P. Dowd             Senior Vice President of              53
                                John Hancock's Real Estate
                                Investment Group

     Kevin McGuire              Vice President of John Hancock's      49
                                Real Estate Investment Group,
                                President of John Hancock Realty
                                Services Corp. and subsidiaries

     Stephen Kindl              Senior Investment Officer of          38
                                John Hancock's Real Estate
                                Investment Group, Assistant Vice
                                President of John Hancock Realty
                                Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 52) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1996. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and a B.A. from Boston College.

Malcolm G. Pittman III (age 44) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1996. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 43) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1996. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 34) joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 53) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 49) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and a B.A. from Boston College.

Stephen Kindl (age 38), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut

(f)  Involvement in certain legal proceedings

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1995 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the Commonwealth of Massachusetts Pension Reserve Investment Trust Fund, the greater than ten percent holder of the Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1995 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1995 and does not currently have such a committee. During the 1995 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's or its Affiliates' compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

   No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1995, except as follows:

    Title                                         Amount and       Percent
      of              Name and Address            Nature of           of
    Class           of Beneficial Owner      Beneficial Ownership   Class
    -----           -------------------      --------------------   -----
     Units of        The Commonwealth of          10,000 Units       10.91%
     Investor        Massachusetts Pension        owned directly
     Limited         Reserve Investment
     Partnership     Trust Fund
     Interests       125 Summer Street,
                     10th Floor
                     Boston, MA

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

Item 13 - Certain Relationships and Related Transactions

See Note 6 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates during the years ended 1995, 1994 and 1993.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner is entitled to receive a Partnership Management Fee (defined in the Partnership Agreement) for managing the normal operations of the Partnership in an amount equal to 3.5% of cash flow from operations. The General Partner was paid a Partnership Management Fee totaling $83,939, $83,939 and $89,101 during the years ended December 31, 1995, 1994 and 1993, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee (defined in the Partnership Agreement) for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties; therefore, the Partnership did not pay any such fees during the years ended December 31, 1995, 1994 or 1993.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations.
The Partnership reimbursed the General Partner for $151,675, $118,293 and $133,054 of such expenses during the years ended December 31, 1995, 1994 and 1993, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee (defined in the Partnership Agreement) in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees to the General Partner during the years ended December 31, 1995, 1994 or 1993.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $23,143, $23,143 and $25,458 for the years ended December 31, 1995, 1994 and 1993, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1995, 1994 and 1993 fiscal years.

A share of Cash from Sales or Financings (defined in the Partnership Agreement) may be distributable to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $733,176, $0, and $0 during the years ended December 31, 1995, 1994 and 1993, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during the years ended 1995, 1994 or 1993.

A share of the Partnership's profits or losses for tax purposes (defined in the Partnership Agreement) is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits or losses were profits of $14,802, $21,281 and $18,263 during the years ended December 31, 1995, 1994 and 1993, respectively. The John Hancock Limited Partner's share of such profits or losses were losses of $74,321 during the year ended December 31, 1995 and $56,684 in each of the years ended December 31, 1994 and 1993.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                                Years Ended December 31,
                                              1995        1994       1993
                                              ----        ----       ----
  Partnership management
    fee expense                              $83,939    $83,939     $89,101
  Reimbursement for operating
    expenses                                 151,675    118,293     133,054
  General Partner's share of
    Distributable Cash from Operations        23,143     23,143      25,458
  John Hancock Limited Partner's share
    of Cash from Sales or Financings         733,176          -           -
  General Partner's share of profits
    for tax purposes                          14,802     21,281      18,263
  John Hancock Limited Partner's share
    of losses for tax purposes              (74,321)   (56,684)    (56,684)

                                 Part IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2) - Listed on Index to Financial Statements and Financial Statement Schedules.

     (3)         -  Listing of Exhibits

Exhibit Number                                  Page Number or
   Under                                       Incorporation by
Regulation S-K  Description                       Reference
--------------  -----------                       ---------
  4         Instruments defining the rights
            of security holders

     4.1    Amended Agreement of Limited          Exhibit A to the
            Partnership*                          final Prospectus
                                                  dated September 4, 1986
                                                  filed under the
                                                  Partnership's Form S-11
                                                  Registration Statement
                                                  (File 33-6451)

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

       (c)  Purchase and Sale Agreement           Exhibit 1 to the
            between John Hancock Realty           Partnership's Report
            Income Fund Limited Partnership       on Form 8-K dated
            and 4580 Paradise Blvd.               December 29, 1995
            Associates Limited Partnership        (File 0-15680)
            dated November 20, 1995*

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

       (b)  Agreement Concerning Subcontracting   Exhibit 10.9(b) to the
            of Management Services Pertaining     Partnership's Report on
            to John Hancock Realty Income Fund    Form 10-K dated
            Limited Partnership dated             December 31, 1993
            May 28, 1993between John Hancock      (File 0-15680)
            Realty Equities,Inc., Hancock
            Realty Investors, Incorporated
            and John Hancock Mutual Life
            Insurance Company*

     10.10  Documents relating to Executive
            Compensation Plans and Arrangements

       (a)  Amended Agreement of                  Exhibit A to the Final
            Limited Partnership*                  Prospectus dated
                                                  September 4, 1986, filed
                                                  under the Partnership's
                                                  Form S-11
                                                  Registration Statement
                                                  (File 33-6451)

(b) During the quarter ended December 31, 1995, the Partnership filed a report on Form 8-K. This report, dated December 29, 1995, disclosed the terms of the sale of the J.C. Penney Credit Operations Center property and included the following Pro Forma Financial Statements:

       Pro Forma Balance Sheet at September 30, 1995
       Pro Forma Statement of Operations for the nine months ended September 30, 1995
       Pro Forma Statement of Operations for the year ended December 31,
       1994

(c)  Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-15.

  ----------------------
  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.


                               JOHN HANCOCK REALTY INCOME FUND
                               LIMITED PARTNERSHIP

                               By: John Hancock Realty Equities, Inc.
                                   General Partner

                               By: WILLIAM M. FITZGERALD
                                   --------------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of March, 1996.

     Signatures                       Title
     ----------                       -----

                               President (Principal Executive Officer) and
                               Director of John Hancock Realty Equities,
  WILLIAM M. FITZGERALD        Inc. (General Partner of Registrant)
  ---------------------
  William M. Fitzgerald




                               Treasurer (Chief Accounting Officer) of
                               John Hancock Realty Equities, Inc.
  RICHARD E. FRANK             (General Partner of Registrant)
  ---------------------
  Richard E. Frank




                               Director of John Hancock Realty Equities,
  MALCOLM G. PITTMAN           Inc. (General Partner of Registrant)
  ---------------------
  Malcolm G. Pittman, III




                               Director of John Hancock Realty Equities,
  SUSAN M. SHEPHARD            Inc. (General Partner of Registrant)
  ---------------------
  Susan M. Shephard

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                      FINANCIAL STATEMENT SCHEDULES



                       YEAR ENDED DECEMBER 31, 1995



           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      (ITEMS 8 AND 14(a)(1) AND (2))



1. Financial Statements:                                          Page

     Report of Independent Auditors                                F-3

     Balance Sheets at December 31, 1995 and 1994                  F-4

     Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993                              F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1995, 1994 and 1993                              F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1995, 1994 and 1993                              F-7

     Notes to Financial Statements                                 F-8


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

                      Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund Limited Partnership

We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                               ERNST & YOUNG LLP


February   9,   1996,
 except  for Note  8,
 as   to  which   the
 date   is   February
 15, 1996

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                                 1995           1994
                                                 ----           ----

Current assets:
 Cash and cash equivalents                   $8,397,420     $3,124,999
 Restricted cash                                  4,946         22,457
 Other current assets                           183,696         68,354
                                            -----------    -----------
   Total current assets                       8,586,062      3,215,810

Investment in property:
 Land                                         7,511,167      8,934,077
 Buildings and improvements                  24,094,055     29,174,904
                                            -----------    -----------
                                             31,605,222     38,108,981
 Less:  accumulated depreciation            (7,165,026)    (7,453,459)
                                            -----------    -----------
                                             24,440,196     30,655,522

Long-term restricted cash                        44,659         22,166

Deferred expenses, net of accumulated
 amortization of $604,967 in 1995 and
 $673,932 in 1994                               534,527        431,741
                                            -----------    -----------
   Total assets                             $33,605,444    $34,325,239
                                            ===========    ===========


                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $282,398       $251,976
 Accounts payable to affiliates                  60,360         47,965
                                            -----------    -----------
   Total current liabilities                    342,758        299,941

Partners' equity/(deficit):
 General Partner's deficit                    (200,634)      (193,008)
 Limited Partners' equity                    33,463,320     34,218,306
                                            -----------    -----------
   Total partners' equity                    33,262,686     34,025,298
                                            -----------    -----------
   Total liabilities and partners'
     equity                                 $33,605,444    $34,325,239
                                            ===========    ===========

                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1995         1994        1993
                                            ----         ----        ----
Income:
  Rental income                         $3,065,751  $3,618,826   $3,519,445
  Interest income                          173,286     110,982       71,557
  Other income                              82,008           -            -
  Gain on sale of property                 128,539           -            -
                                        ----------  ----------   ----------
   Total income                          3,449,584   3,729,808    3,591,002

Expenses:
  Depreciation                             951,833     967,493      972,724
  Property operating expenses              491,424     317,961      416,158
  General and administrative expenses      236,926     202,264      215,128
  Amortization of deferred expenses        133,756     148,930      213,283
  Management fee                            83,939      83,939       89,101
  Property write-down                            -     512,000            -
                                        ----------  ----------   ----------
   Total expenses                        1,897,878   2,232,587    1,906,394
                                        ----------  ----------   ----------
   Net income                           $1,551,706  $1,497,221   $1,684,608
                                        ==========  ==========   ==========


Allocation of net income:
  General Partner                          $15,517     $14,972      $16,846
  John Hancock Limited Partner            (60,357)    (77,909)     (69,198)
  Investors                              1,596,546   1,560,158    1,736,960
                                        ----------  ----------   ----------
                                        $1,551,706  $1,497,221   $1,684,608
                                        ==========  ==========   ==========

Net income per Unit                        $17.42       $17.02      $18.95
                                        ==========  ==========   ==========















                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1995, 1994 and 1993

                                                           General      Limited
                                                           Partner      Partners        Total
                                                           -------      --------        -----
Partners' equity/(deficit) at January 1, 1993
 (91,647 Units outstanding)                              ($175,069)    $35,994,321    $35,819,252


Less:  Cash distributions                                  (26,614)    (2,634,851)    (2,661,465)

Add:   Net income                                            16,846      1,667,762      1,684,608
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1993
 (91,647 Units outstanding)                               (184,837)     35,027,232     34,842,395

Less:  Cash distributions                                  (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                            14,972      1,482,249      1,497,221
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1994
 (91,647 Units outstanding)                               (193,008)     34,218,306     34,025,298

Less:  Cash distributions                                  (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                            15,517      1,536,189      1,551,706
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                              ($200,634)    $33,463,320    $33,262,686
                                                           ========    ===========    ===========















                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                               1995            1994          1993
                                                               ----            ----          ----
Operating activities:
Net income                                                  $1,551,706     $1,497,221     $1,684,608
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Amortization of deferred expenses                           133,756        148,930        213,283
   Depreciation                                                951,833        967,493        972,724
   Property write-down                                               -        512,000              -
   Gain on sale of property                                  (128,539)              -              -
                                                            ----------     ----------     ----------
                                                             2,508,756      3,125,644      2,870,615

 Changes in operating assets and liabilities:
   Decrease/(increase) in restricted cash                      (4,982)        (4,850)         18,872
   Decrease/(increase) in other current assets               (115,342)          6,011       (71,449)
   Increase/(decrease) in accounts payable and
     accrued expenses                                           30,422        (5,208)         34,021
   Increase/(decrease) in accounts payable
     to affiliates                                              12,395        (3,163)          1,124
                                                            ----------     ----------     ----------
      Net cash provided by operating activities              2,431,249      3,118,434      2,853,183

Investing activities:
 Proceeds from sale of property                              5,392,032              -              -
 Increase in deferred expenses                               (236,542)       (38,920)      (384,285)
                                                            ----------     ----------     ----------
      Net cash provided by/(used in) investing
        activities                                           5,155,490       (38,920)      (384,285)

Financing activities:
 Cash distributed to Partners                              (2,314,318)    (2,314,318)    (2,661,465)
                                                            ----------     ----------     ----------
      Net cash used in financing activities                (2,314,318)    (2,314,318)    (2,661,465)
                                                            ----------     ----------     ----------
      Net increase/(decrease) in cash and
        cash equivalents                                     5,272,421        765,196      (192,567)

      Cash and cash equivalents at
        beginning of year                                    3,124,999      2,359,803      2,552,370
                                                            ----------     ----------     ----------
      Cash and cash equivalents at
        end of year                                         $8,397,420     $3,124,999     $2,359,803
                                                            ==========     ==========     ==========


                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,222 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Partnership is engaged in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

     The net income per Unit for each year is computed by dividing the Investors' share of net income by the number of Units outstanding during each year.

     No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

     In March 1995, the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 in the fourth quarter of 1995. The effect of adoption is not material.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

3. The Partnership Agreement
   -------------------------
     Distributable Cash from Operations (defined in the Partnership Agreement) is distributed 99% to the Limited Partners and 1% to the General Partner. The Limited Partners' share of Distributable Cash from Operations is distributed as follows: first, to the Investors until they receive a 7% non-cumulative, non-compounded annual cash return on their Invested Capital (defined in the Partnership Agreement); second, to the John Hancock Limited Partner until it receives a 7% non-cumulative, non-compounded annual cash return on its Invested Capital; and third, to the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions (defined in the Partnership Agreement). However, any Distributable Cash from Operations which is available as a result of the reduction of working capital reserves funded by Capital Contributions of the Investors will be distributed 100% to the Investors.

     Cash from Sales or Financings (defined in the Partnership Agreement) is first used to pay all debts and liabilities of the Partnership then due and is then used to fund any reserves for contingent liabilities. Cash from Sales or Financings is then distributed as follows: first, to the Limited Partners until they receive an amount equal to their Invested Capital with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions; second, to the Investors until they have received, with respect to all previous distributions during the year, their Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, with respect to all previous distributions during the year, its Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees (defined in the Partnership Agreement); and fifth, 99% to the Limited Partners and 1% to the General Partner, with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

     Cash from the sale of the last of the Partnership's properties is to be distributed in the same manner as Cash from Sales or Financings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's Capital Account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Financings, as specified in the previous paragraph.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

3. The Partnership Agreement (continued)
   -------------------------
     Profits from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses from the normal operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

     Profits and Losses from Sales or Financings are generally allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their Capital Account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:
                                                        December 31,
                                                     1995           1994
                                                     ----           ----
      1300 North Dutton Avenue Office Complex     $2,835,779     $2,835,779
      Marlboro Square Shopping Center              3,183,643      3,183,643
      Crossroads Square Shopping Center           12,266,920     12,266,920
      Carnegie Center Office/Warehouse             6,844,991      6,844,991
      Warner Plaza Shopping Center                 6,473,889      6,473,889
      J.C. Penney Credit Operations Center                 -      6,503,759
                                                 -----------    -----------
        Total                                    $31,605,222    $38,108,981
                                                 ===========    ===========

     On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to a non-affiliated buyer for a gross sales price of $5,600,000 and received net sales proceeds of $5,392,032, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $128,539, representing the difference between the net sales price and the property's net book value of $5,263,493.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4. Investment in Property (continued)
   ----------------------
     The real estate market is cyclical in nature and is materially affected by general economic trends and economic conditions in the market where a property is located. As a result, determination of real estate values involves subjective judgments. These judgments are based on current market conditions and assumptions related to future market conditions. These assumptions involve, among other things, the availability of capital, occupancy rates, rental rates, interest rates and inflation rates. Amounts ultimately realized from each property may vary significantly from the values presented and the differences could be material. Actual market values of real estate can be determined only by negotiation between the parties in a sales transaction.

     During the year ended December 31, 1994, the Partnership reduced the carrying value of the Carnegie Center property by $512,000.

     The Partnership leases its properties to non-affiliated tenants under primarily long-term operating leases.

     At December 31, 1995, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                         1996             $2,375,735
                         1997              2,185,431
                         1998              1,971,071
                         1999              1,649,256
                         2000              1,494,648
                         Thereafter        9,029,463
                                         -----------
                         Total           $18,705,604
                                         ===========

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

5.  Deferred Expenses
    -----------------
     Deferred expenses consist of the following:

                                                     Unamortized Balance at
                                                          December 31,
      Description                                       1995         1994
      -----------                                       ----         ----
      $114,494 of acquisition fees paid to
      the General Partner.  This amount was
      amortized over a period of thirty years prior
      to June 30, 1993.  Subsequent to June 30,
      1993, the unamortized balance is amortized
      over a period of fifty-four months.              $42,829      $64,244

      $716,576 of tenant improvements.  These
      amounts are amortized over the terms
      of the leases to which they relate.              256,271      235,367

      $308,424 of lease commissions.  These
      amounts are amortized over the terms
      of the leases to which they relate.              235,427      132,130
                                                      --------     --------
                                                      $534,527     $431,741
                                                      --------     --------

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                              Years Ended December 31,
                                             1995       1994        1993
                                             ----       ----        ----
      Reimbursement for operating
        expenses                          $151,675   $118,293   $133,054
      Partnership management fee
        expense                             83,939     83,939     89,101
                                          --------   --------   --------
          Total                           $235,614   $202,232   $222,155
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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6. Transactions with the General Partner and Affiliates (continued)
   ----------------------------------------------------
     The General Partner serves in a similar capacity for three other affiliated real estate limited partnerships.


7. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                    Years Ended December 31,
                                                               1995           1994           1993
                                                               ----           ----           ----
      Net income per Statements of
        Operations                                          $1,551,706     $1,497,221     $1,684,608

      Add/(deduct):  Excess of book gain over tax
                       gain on disposition of assets         (260,176)              -              -
                     Excess of tax depreciation
                       over book depreciation                 (44,106)       (31,514)       (23,148)
                     Excess of book amortization
                       over tax amortization                    70,286         67,356        173,595
                     Other income/(loss)                         3,573              -       (51,042)
                     Reduction of property carrying
                       value                                         -        512,000              -
                     Other expenses                            158,875         83,085         42,352
                                                            ----------     ----------     ----------
      Net income for federal income tax purposes            $1,480,158     $2,128,148     $1,826,365
                                                            ==========     ==========     ==========

8. Subsequent Events
   -----------------
     On February 15, 1996, the Partnership made a cash distribution in the aggregate amount of $5,894,105. Of this amount, $5,155,144 was distributed to all Investors of record at December 31, 1995, $733,176 was distributed to the John Hancock Limited Partner and $5,785 was distributed to the General Partner. The amount distributed to Investors is comprised of $572,794 of Distributable Cash from Operations for the quarter ended December 31, 1995 and $4,582,350 of Distributable Cash from Sales or Financings. The amount distributed to the John Hancock Limited Partner represents Distributable Cash from Sales or Financings.

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                   ----------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
1300 North Dutton Avenue
Office Complex
Santa Rosa, CA               -      $655,000   $2,560,555   $162,054     ($541,830)    $541,216  $2,294,563   $2,835,779

Marlboro Square Shopping Center
Marlboro, MA                 -     1,700,000    3,431,725    121,775    (2,069,857)   1,057,221   2,126,422    3,183,643

Crossroads Square Shopping Center
Jacksonville, FL             -     3,910,000   10,582,095     74,825    (2,300,000)   3,266,000   9,000,920   12,266,920

Carnegie Center Office/Warehouse
Cincinnati, OH               -       400,000    6,824,894    132,097      (512,000)     374,400   6,470,591    6,844,991

Warner Plaza Shopping Center
Chandler, AZ                 -     2,800,000    5,069,990     30,035    (1,426,136)   2,272,330   4,201,559    6,473,889
                            --    ----------  -----------  ---------     ----------  ---------- -----------  -----------
Total                        -    $9,465,000  $28,469,259   $520,786   ($6,849,823)  $7,511,167 $24,094,055  $31,605,222
                            ==    ==========  ===========   ========     ==========  ========== ===========  ===========


                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995

                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
1300 North Dutton Avenue Office
Complex
Santa Rosa, CA                     $735,085              1983         10/24/86       30 Years  (3)

Marlboro Square Shopping Center
Marlboro, MA                        840,675              1986         2/17/87        30 Years  (3)
                                                                                     15 Years  (4)

Crossroads Square Shopping Center
Jacksonville, FL                  2,581,571              1986         11/20/87       30 Years  (3)

Carnegie Center Office/Warehouse
Cincinnati, OH                    1,828,793              1986         12/22/87       30 Years  (3)

Warner Plaza Shopping Center
Chandler, AZ                      1,178,902              1985         2/25/88        30 Years  (3)
                                 ----------
     Total                       $7,165,026
                                 ==========

(1) These write-downs represent a deterioration in the values of the properties based upon the General Partner's estimates.
     For a further discussion relating to the determination of property write-downs, please see "Management's Discussion and Analysis of Financial
     Condition" included in Item 7 of this Report.

(2)  The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1995 are as follows:
           Property                                 Amount
           --------                                 ------
       1300 North Dutton Avenue                 $3,416,719
       Marlboro Square Shopping Center           5,267,490
       Crossroads Square Shopping Center        14,633,147
       Carnegie Center Office/Warehouse          7,487,529
       Warner Plaza Shopping Center              8,016,379
                                               -----------
          Total                                $38,821,264
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

(3)  Estimated useful life for buildings
(4)  Estimated useful life for land improvements

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1995


(5)  Reconciliation of real estate and accumulated depreciation:

                                                               Years Ended December 31,
                                                          1995           1994           1993
                                                          ----           ----           ----

       Investment in Real Estate

       Balance at beginning of year                   $38,108,981    $38,620,981    $38,620,981
       Improvements                                             -              -              -
       Sale of property                               (6,503,759)              -              -
       Reduction of carrying value                              -      (512,000)              -
                                                      -----------    -----------    -----------
       Balance at end of year                         $31,605,222    $38,108,981    $38,620,981
                                                      ===========    ===========    ===========

       Accumulated Depreciation

       Balance at beginning of year                    $7,453,459     $6,485,966     $5,513,242
       Sale of property                               (1,240,266)              -              -
       Additions charged to costs and expenses            951,833        967,493        972,724
                                                      -----------    -----------    -----------
       Balance at end of year                          $7,165,026     $7,453,459     $6,485,966
                                                      ===========    ===========    ===========





















                                                             F-17


