Form 10-Q
period 1996-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1996-05-15
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1996


Commission File Number           0-15680


           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2921566
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02117
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
                  (A Massachusetts Limited Partnership)



                                  INDEX



PART I:   FINANCIAL INFORMATION                                   PAGE

     Item 1  -  Financial Statements:

                Balance Sheets at March 31, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three
                Months Ended March 31, 1996 and 1995                  4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1996 and 1995                  6

                Notes to Financial Statements                      7-13

     Item 2 -   Management's Discussion and Analysis of
                Financial Condition and Results of Operations     14-21


PART II:  OTHER INFORMATION                                           22

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              March 31,     December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
 Cash and cash equivalents                   $3,073,269     $8,397,420
 Restricted cash                                  5,946          4,946
 Other current assets                           150,013        183,696
                                            -----------    -----------
   Total current assets                       3,229,228      8,586,062

Investment in property:
 Land                                         7,511,167      7,511,167
 Buildings and improvements                  24,094,055     24,094,055
                                            -----------    -----------
                                             31,605,222     31,605,222
 Less:  accumulated depreciation            (7,360,695)    (7,165,026)
                                            -----------    -----------
                                             24,244,527     24,440,196

Long-term restricted cash                        43,659         44,659
Deferred expenses, net of accumulated
 amortization of $643,859 in 1996 and
 $604,967 in 1995                               612,034        534,527
                                            -----------    -----------
   Total assets                             $28,129,448    $33,605,444
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $358,999       $282,398
 Accounts payable to affiliates                  63,772         60,360
                                            -----------    -----------
   Total current liabilities                    422,771        342,758

Partners' equity/(deficit):
 General Partner's deficit                    (203,039)      (200,634)
 Limited Partners' equity                    27,909,716     33,463,320
                                            -----------    -----------
   Total partners' equity                    27,706,677     33,262,686
                                            -----------    -----------
   Total liabilities and
      partners' equity                      $28,129,448    $33,605,444
                                            ===========    ===========

                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                 1996              1995
                                                 ----              ----
Income:

  Rental income                                $656,035         $831,352
  Interest income                                81,958           41,216
                                               --------         --------
   Total income                                 737,993          872,568

Expenses:

  Depreciation                                  195,669          237,951
  Property operating expenses                    90,228           78,724
  General and administrative expenses            55,198           59,443
  Amortization of deferred expenses              38,892           32,351
  Management fee                                 19,910           20,985
                                               --------         --------
   Total expenses                               399,897          429,454
                                               --------         --------
   Net income                                  $338,096         $443,114
                                               ========         ========

Allocation of net income:

  General Partner                                $3,381           $4,431
  John Hancock Limited Partner                 (17,348)         (19,477)
  Investors                                     352,063          458,160
                                               --------         --------
                                               $338,096         $443,114
                                               ========         ========

Net income per Unit                              $3.84             $5.00
                                               ========         ========












                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1996 and
                       Year Ended December 31, 1995

                                                    General       Limited
                                                    Partner       Partners        Total
                                                    -------       --------        -----
Partners' equity/(deficit) at January 1, 1995
 (91,647 Units outstanding)                       ($193,008)    $34,218,306    $34,025,298

Less:  Cash distributions                           (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                     15,517      1,536,189      1,551,706
                                                    --------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                        (200,634)     33,463,320     33,262,686

Less:  Cash distributions                            (5,786)    (5,888,319)    (5,894,105)

Add:   Net income                                      3,381        334,715        338,096
                                                    --------    -----------    -----------

Partners' equity/(deficit) at March 31, 1996
 (91,647 Units outstanding)                       ($203,039)    $27,909,716    $27,706,677
                                                    ========    ===========    ===========



















                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                      1996         1995
                                                      ----         ----
Operating activities:
 Net income                                         $338,096    $443,114
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                      195,669     237,951
   Amortization of deferred expenses                  38,892      32,351
                                                   ---------   ---------
                                                     572,657     713,416
 Changes in operating assets and liabilities:
   Decrease/(increase) in other current assets        33,683    (76,144)
   Increase in accounts payable and accrued
     expenses                                         76,601     118,340
   Increase in accounts payable to affiliates          3,412       9,852
                                                   ---------   ---------
      Net cash provided by operating activities      686,353     765,464

Investing activities:
 Increase in deferred expenses                     (116,399)    (79,187)
                                                   ---------   ---------
      Net cash used in investing activities        (116,399)    (79,187)

Financing activities:
 Cash distributed to Partners                    (5,894,105)   (578,579)
                                                   ---------   ---------
      Net cash used in financing activities      (5,894,105)   (578,579)
                                                   ---------   ---------
      Net (decrease)/increase in cash and
        cash equivalents                         (5,324,151)     107,698

      Cash and cash equivalents at
        beginning of year                          8,397,420   3,124,999
                                                   ---------   ---------
      Cash and cash equivalents at
        end of period                             $3,073,269  $3,232,697
                                                  ==========  ==========









                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   --------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,220 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as short or long-term, based upon the terms of the related lease agreements.

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
     -------------------------------
     Deferred expenses relating to tenant improvements and lease commissions are amortized on a straight-line basis over the terms of the leases to which they relate. During 1993, the Partnership reduced the period over which its remaining deferred acquisition fees are amortized from thirty years, the estimated useful life of the buildings owned by the Partnership, to four and one-half years, the then estimated remaining life of the Partnership.

     The net income per Unit for the periods hereof are computed by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
     Cash from Sales or Financings (defined in the Partnership Agreement) is first used to pay all debts and liabilities of the Partnership then due and is then used to fund any reserves for contingent liabilities. Cash from Sales or Financings is then distributed as follows: first, to the Limited Partners until they receive an amount equal to their Invested Capital with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions; second, to the Investors until they have received, with respect to all previous distributions during the year, their Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, with respect to all previous distributions during the year, its Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees (defined in the Partnership Agreement); and fifth, 99% to the Limited Partners and 1% to the General Partner, with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
     Profits and Losses from Sales or Financings are generally allocated 99% to the Limited Partners and 1% to the General Partners. In connection with the sale of the last of the Partnership's properties, and therefore the dissolution of the Partnership, profits will be allocated to any Partners having a deficit balance in their Capital Account in an amount equal to the deficit balance. Any remaining profits will be allocated in the same order as cash from the sale would be distributed.

4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                     March 31, 1996    December 31, 1995
                                                     --------------    -----------------
       1300 North Dutton Avenue Office Complex         $2,835,779          $2,835,779
       Marlboro Square Shopping Center                  3,183,643           3,183,643
       Crossroads Square Shopping Center               12,266,920          12,266,920
       Carnegie Center Office/Warehouse                 6,844,991           6,844,991
       Warner Plaza Shopping Center                     6,473,889           6,473,889
                                                      -----------         -----------
               Total                                  $31,605,222         $31,605,222
                                                      ===========         ===========

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

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                Unamortized          Unamortized
                                                                 Balance at           Balance at
              Description                                      March 31, 1996     December 31, 1995
              -----------                                      --------------     -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $37,476             $42,829

       $821,862 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 341,521             256,271

       $319,537 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 233,037             235,427
                                                                   --------            --------
                                                                   $612,034            $534,527
                                                                   ========            ========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:
                                                    Three Months Ended
                                                        March 31,
                                                      1996        1995
                                                      ----        ----
       Reimbursement for operating expenses          $43,862     $36,832
       Partnership management fee expense             19,910      20,985
                                                     -------     -------
                                                     $63,772     $57,817
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


7. Federal Income Taxes
   --------------------
     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                               1996              1995
                                                               ----              ----
       Net income per Statements of Operations                $338,096         $443,114

       Add/(deduct):  Excess of tax depreciation
                        over book depreciation                (19,095)         (12,134)
                      Excess of book amortization
                        over tax amortization                   21,828           14,005
                                                              --------         --------
       Net income for federal income tax purposes             $340,829         $444,985
                                                              ========         ========

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General
- -------
During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. The Partnership's properties are described more fully in Note 4 to the Financial Statements included in Item 1 of this Report.

Liquidity and Capital Resources
- -------------------------------
At March 31, 1996, the Partnership had $3,073,269 in cash and cash equivalents, $5,946 in restricted cash and $43,659 in long-term restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the Investors' Invested Capital (defined in the Partnership Agreement). Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

During the three months ended March 31, 1996, cash from working capital reserves was used for the payment of leasing costs in the amount of $116,399 incurred at the Carnegie Center and Marlboro Square properties. The General Partner estimates that the Partnership will incur approximately $603,000 of additional leasing costs at its properties during the remainder of 1996. Of this amount, approximately $242,000 and $212,000 are expected to be incurred at the 1300 North Dutton Avenue and Carnegie Center properties, respectively, in connection with the Partnership's continued efforts to secure new tenants at these properties. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the three months ended March 31, 1996, approximately $22,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Marlboro Square, Carnegie Center and the Warner Plaza Shopping Center properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $132,000 at its properties during the remainder of 1996. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
Cash in the aggregate amount of $5,894,105 was distributed to the Partners during the first quarter of 1996. Of this amount, $578,579 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $5,315,526 was generated from Distributable Cash from Sales or Financings (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                From Distributable   From Distributable
                                    Cash From            Cash From
                                    Operations      Sales or Financings
                                    ----------      -------------------

Investors                            $572,794            $4,582,350
John Hancock Limited Partner                -               733,176
General Partner                         5,785                     -
                                     --------            ----------
     Total                           $578,579            $5,315,526
                                     ========            ==========


The amount distributed to Investors from Distributable Cash from Operations represented a 5% annualized return to all Investors of record at December 31, 1995. The General Partner anticipates that the Partnership will be able to make comparable cash distributions from Distributable Cash from Operations during the remaining three quarters of 1996.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's properties for the first quarter of 1996:

                         1300 North    Marlboro Sq.  Crossroads Sq.    Carnegie      Warner PL.
                        Dutton Ave.   Shopping Ctr.  Shopping Ctr.      Center     Shopping Ctr.
                        -----------   -------------  -------------      ------     -------------

Square Feet               24,120          42,150        174,196        128,059        92,848

Occupancy at
 January 1, 1996              0%             69%            93%            56%          100%
                              ==             ===            ===            ===          ====

New Leases                    0%              9%             0%             3%            0%

Lease Renewals                0%              0%             1%             0%            0%

Leases Expired                0%              0%             0%             0%            0%

Occupancy at
 March 31, 1996               0%             78%            93%            59%          100%
                              ==             ===            ===            ===          ====
Leases Scheduled to
Expire, Balance of 1996       0%             16%             5%            11%            0%
                              ==             ===            ===            ===          ====
Leases Scheduled to
Commence, Balance of 1996     0%              8%             0%             2%            0%
                              ==             ===            ===            ===          ====

The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property did not renew its lease and vacated its space when its lease expired on January 31, 1995. The property has been vacant since that time. Due to competitive market conditions and a lack of demand for office space in the Santa Rosa real estate market, the General Partner has not yet secured a replacement tenant, or tenants, for the property. Should the vacant space not be leased in the near future, the Partnership's liquidity would be adversely affected. The General Partner will continue to aggressively market the property in an effort to secure a new tenant, or tenants, to take occupancy of the available space. Should the vacant space not be leased in the near future, the Partnership's liquidity would be adversely affected.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The General Partner anticipates that absorption of existing retail space in the Marlboro area will remain sluggish during 1996 due to both the lack of demand and the pending increase in available retail space in the area due to a new retail development near to Marlboro Square scheduled to be completed during the Fall of 1996. However, the General Partner believes that the extension of the anchor tenant's lease, secured during 1995, and the expansion of the space occupied by an existing tenant at Marlboro Square during 1996 may have a favorable impact on efforts to secure additional tenants at the property. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. As of the date hereof, the property's occupancy is 61%. The General Partner continues to actively seek new tenants for the remaining vacant space. Should additional tenants not be located to take occupancy of the remaining vacant space at the Carnegie Center property, the Partnership's liquidity would be adversely affected. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

A tenant at the Crossroads Square property, with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. This tenant has not met its rental obligations since February 1996 and has requested a reduction in its rental payments. Given the current favorable real estate market conditions in the area where Crossroads Square is located, the General Partner will not agree to a reduced rental amount and will pursue full collection of all past due rental amounts owed by this tenant as well as all future obligations due under the lease agreement, which expires in October 2003. Due to the pending bankruptcy proceedings, however, there can be no assurance that such amounts can be collected in full.

The General Partner believes that, based upon each property's current occupancy and tenant mix as well as the current real estate market conditions in the areas in which these properties are located, the Crossroads Square and Warner Plaza properties should provide the Partnership with stable income performance during the remainder of 1996.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1995 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no permanent impairment in values existed with respect to these properties and no write-downs were recorded as of December 31, 1995.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
- ---------------------
Net income for the three months ended March 31, 1996 was $338,096, as compared to net income of $443,114 for the same period in 1995. This decrease is primarily due to the sale of the J.C. Penney Credit Operations Center property ("J.C. Penney") on December 29, 1995. Excluding the net income generated by J.C. Penney, net income was consistent between the periods.

Average occupancy for the Partnership's investments was as follows:
                                                     Three Months Ended
                                                         March 31,
                                                      1996      1995
                                                      ----      ----
     1300 North Dutton Avenue Office Complex           0%       33%
     Marlboro Square Shopping Center                  78%       75%
     Crossroads Square Shopping Center                94%       97%
     Carnegie Center Office/Warehouse                 57%       39%
     Warner Plaza Shopping Center                    100%       98%


Rental income for the three months ended March 31, 1996 decreased by $175,317, or 21%, as compared to the same period in 1995. This decrease is primarily due to the sale of J.C. Penney. In addition, rental income decreased by 100% at the 1300 North Dutton Avenue property during the three months ended March 31, 1996 as compared to the same period in 1995 due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at Marlboro Square decreased by 29% during the three months ended March 31, 1996 as compared to the same period in 1995 primarily due to a significant reduction in the rental rate paid by the anchor tenant at the property. Rental income also decreased at Marlboro Square due to a reduction in rental rates on new and renewal leases executed during 1995. Rental income at Crossroads Square decreased by 10% between periods primarily due a tenant at the property who has not met its rental obligations since February 1996. In addition, rental income at Crossroads Square decreased due to a 3% decline in average occupancy at the property between periods. These decreases in rental income were partially offset by increases in rental income at the Carnegie Center and Warner Plaza properties. Rental income increased at Carnegie Center by 140% between periods primarily due to an increase in average occupancy. Rental income increased at Warner Plaza by 3% between periods primarily due to an increase in the annual percentage rent amount received from a tenant at the property resulting from an increase in such tenant's sales during 1995.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
Interest income for the three months ended March 31, 1996 increased by $40,742, or 99%, as compared to the same period in 1995. This increase was primarily due to the interest earned on net sales proceeds received from the sale of J.C. Penney on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996.

Depreciation expense for the three months ended March 31, 1996 decreased by $42,282, or 18%, as compared to the same period 1995. This decrease is primarily due to the sale of J.C. Penney.

The Partnership's share of property operating expenses for the three months ended March 31, 1996 increased by $11,504, or 15%, as compared to the same period in 1995. This increase is primarily due to increases in its share of property operating expenses at the Marlboro Square and Carnegie Center properties. The Partnership's share of property operating expenses at Marlboro Square increased primarily due to a decrease in tenant reimbursements collected for such expenses during the period in 1996. The Partnership's share of expenses also increased at Marlboro Square due to expenses incurred in connection with the General Partner's efforts to expand the space of an existing tenant at the property. The Partnership's share of expenses increased at Carnegie Center primarily due to non-recurring maintenance and repair expenses incurred during the first quarter of 1996 in order to better market vacant space at the property. These increases were partially offset by a decrease in the Partnership's share of property operating expenses at Crossroads Square, primarily due to non-recurring maintenance and repair expenses incurred during the three months ended March 31, 1995 relating to repairs made at the property to improve its appearance and maintain its competitive position in the marketplace. The Partnership's share of property operating expenses at the 1300 North Dutton Avenue and Warner Plaza properties was consistent between periods.

General and administrative expenses for the three months ended March 31, 1996 decreased by $4,245, or 7%, as compared to the same period in 1995. During the three months ended March 31, 1995, the General Partner secured an extension of the tenant's lease at the J.C. Penney Credit Operations Center property resulting in a greater amount of the General Partner's time allocated to the Partnership. The same amount of time was not required of the General Partner during the same period in 1996.

Amortization of deferred expenses for the three months ended March 31, 1996 increased by $6,541, or 20%, as compared to the same period in 1995. This increase is primarily due to leasing activity which occurred at the Partnership's properties during both 1995 and the three month period ended March 31, 1996, and the amortization of the leasing costs associated with these new leases.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
Management fee expense for the three months ended March 31, 1996 decreased by $1,075, or 5%, as compared to the same period in 1995. This decrease was due to a decline in Cash from Operations (defined in the Partnership Agreement) between periods which primarily resulted from the sale of J.C. Penney.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1996, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1996.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                            Three Months Ended
                                                                March 31,
                                                           1996             1995
                                                           ----             ----
Net cash provided by operating activities (a)            $686,353         $765,464
Net change in operating assets and liabilities (a)      (113,696)         (52,048)
                                                         --------         --------
Cash provided by operations (a)                           572,657          713,416
Increase in working capital reserves                     (23,701)        (134,837)
Add:  Accrual basis Partnership
      management fee                                       19,910           20,985
                                                         --------         --------
Cash from operations (b)                                  568,866          599,564
Decrease in working capital reserves                                             -
Less: Accrual basis Partnership
      management fee                                     (19,910)         (20,985)
                                                         --------         --------
Distributable cash from operations (b)                   $548,956         $578,579
                                                         ========         ========

Allocation to General Partner                              $5,489           $5,786
Allocation to John Hancock Limited Partner                      -                -
Allocation to Investors                                   543,467          572,793
                                                         --------         --------
Distributable cash from operations (b)                   $548,956         $578,579
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

During the second quarter of 1996, the Partnership expects to make a cash distribution of $543,467, representing a 5% annualized return, to all Investors of record at March 31, 1996, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during each of the remaining quarters of 1996.

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

        The General Partner believes the allegations are totally without merit and intends to vigorously contest the action.

        There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 2. Changes in Securities

        There were no changes in securities during the first quarter of 1996.

Item 3. Defaults Upon Senior Securities

        There were no defaults upon senior securities during the first quarter of 1996.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1996.

Item 5. Other information


Item 6. Exhibits and Reports on Form 8-K

        (a)  There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the first quarter of 1996.

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1996.


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