Form 10-Q
period 1996-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1996-08-15
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended June 30, 1996


Commission File Number           0-15680


           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
          (Exact name of registrant as specified in its charter)

             Massachusetts                        04-2921566
    (State or other Jurisdiction of             (IRS Employer
     Incorporation or Organization)          Identification No.)

    200 Clarendon Street, Boston, MA                02116
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
                   (A Massachusetts Limited Partnership)



                                  INDEX





PART I:    FINANCIAL INFORMATION                                       PAGE

  Item 1  -    Financial Statements:

                Balance Sheets at June 30, 1996 and
                December 31, 1995                                        3

                Statements of Operations for the Three and
                Six Months Ended June 30, 1996 and 1995                  4

                Statements of Partners' Equity for the
                Six Months Ended June 30, 1996 and
                for the Year Ended December 31, 1995                     5

                Statements of Cash Flows for the Six
                Months Ended June 30, 1996 and 1995                      6

                Notes to Financial Statements                         7-13

  Item 2  -     Management's Discussion and Analysis of
                Financial Condition and Results of Operations        14-20


PART II:   OTHER INFORMATION                                             21

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION

                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                              June 30,        December 31,
                                                1996              1995
                                                ----              ----
Current assets:
 Cash and cash equivalents                   $2,848,421       $8,397,420
 Restricted cash                                  5,970            4,946
 Other current assets                           150,693          183,696
                                            -----------      -----------
   Total current assets                       3,005,084        8,586,062

Investment in property:
 Land                                         7,293,367        7,511,167
 Buildings and improvements                  23,651,855       24,094,055
                                            -----------      -----------
                                             30,945,222       31,605,222
 Less:  accumulated depreciation            (7,556,364)      (7,165,026)
                                            -----------      -----------
                                             23,388,858       24,440,196

Long-term restricted cash                        51,069           44,659
Deferred expenses, net of accumulated
 amortization of $686,152 in 1996 and
 $604,967 in 1995                               642,771          534,527
                                            -----------      -----------
   Total assets                             $27,087,782      $33,605,444
                                            ===========      ===========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $297,234         $282,398
 Accounts payable to affiliates                  59,387           60,360
                                            -----------      -----------
   Total current liabilities                    356,621          342,758

Partners' equity/(deficit):
 General Partner's deficit                    (212,794)        (200,634)
 Limited Partners' equity                    26,943,955       33,463,320
                                            -----------      -----------
   Total partners' equity                    26,731,161       33,262,686
                                            -----------      -----------
   Total liabilities and partners'
      equity                                $27,087,782      $33,605,444
                                            ===========      ===========

                       See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                              1996           1995              1996          1995
                                              ----           ----              ----          ----
Income:
  Rental income                             $612,249       $737,293        $1,268,284     $1,568,645
  Interest income                             33,217         43,792           115,175         85,008
                                           ---------       --------        ----------     ----------
   Total income                              645,466        781,085         1,383,459      1,653,653

Expenses:
  Depreciation                               195,669        237,951           391,338        475,902
  Property operating expenses                102,467        148,899           192,695        227,623
  General and administrative expenses         52,694         54,983           107,892        114,426
  Amortization of deferred expenses           42,293         32,624            81,185         64,975
  Management fee                              18,903         20,985            38,813         41,970
  Property write-down                        660,000              -           660,000              -
                                           ---------       --------        ----------     ----------
   Total expenses                          1,072,026        495,442         1,471,923        924,896
                                           ---------       --------        ----------     ----------
   Net income/(loss)                      ($426,560)       $285,643         ($88,464)       $728,757
                                            ========       ========        ==========     ==========

Allocation of net income/(loss):
  General Partner                           ($4,266)         $2,857            ($885)         $7,288
  John Hancock Limited Partner              (17,348)       (19,477)          (34,696)       (38,954)
  Investors                                (404,946)        302,263          (52,883)        760,423
                                           ---------       --------        ----------     ----------
                                          ($426,560)       $285,643         ($88,464)       $728,757
                                            ========       ========        ==========     ==========

Net income/(loss) per Unit                    ($4.42)         $3.30           ($0.58)         $8.30
                                            ========       ========        ==========     ==========












                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1996 and
                       Year Ended December 31, 1995

                                                         General       Limited
                                                         Partner       Partners        Total
                                                         -------       --------        -----

Partners' equity/(deficit) at January 1, 1995
 (91,647 Units outstanding)                            ($193,008)    $34,218,306    $34,025,298

Less:     Cash distributions                             (23,143)    (2,291,175)    (2,314,318)

Add:      Net income                                       15,517      1,536,189      1,551,706
                                                         --------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                             (200,634)     33,463,320     33,262,686

Less:     Cash distributions                             (11,275)    (6,431,786)    (6,443,061)

          Net loss                                          (885)       (87,579)       (88,464)
                                                         --------    -----------    -----------

Partners' equity/(deficit) at June 30, 1996
 (91,647 Units outstanding)                            ($212,794)    $26,943,955    $26,731,161
                                                         ========    ===========    ===========



















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                      1996           1995
                                                      ----           ----

Operating activities:
 Net income/(loss)                                 ($88,464)       $728,757

 Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

   Depreciation                                      391,338        475,902
   Amortization of deferred expenses                  81,185         64,975
   Property write-down                               660,000              -
                                                  ----------     ----------
                                                   1,044,059      1,269,634
 Changes in operating assets and liabilities:
   (Increase)/decrease in restricted cash            (7,434)          1,383
   Decrease/(increase) in other current assets        33,003       (67,286)
   Increase in accounts payable and accrued
     expenses                                         14,836         68,048
   (Decrease)/increase in accounts payable to
     affiliates                                        (973)         16,018
                                                  ----------     ----------
      Net cash provided by operating
        activities                                 1,083,491      1,287,797

Investing activities:

 Increase in deferred expenses                     (189,429)       (97,429)
                                                  ----------     ----------
      Net cash used in investing activities        (189,429)       (97,429)

Financing activities:

 Cash distributed to Partners                    (6,443,061)    (1,157,158)
                                                  ----------     ----------
      Net cash used in financing activities      (6,443,061)    (1,157,158)
                                                  ----------     ----------
      Net (decrease)/increase in cash and
        cash equivalents                         (5,548,999)         33,210

      Cash and cash equivalents at
        beginning of year                          8,397,420      3,124,999
                                                  ----------     ----------
      Cash and cash equivalents at
        end of period                             $2,848,421     $3,158,209
                                                  ==========     ==========

                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,218 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

     The Partnership is engaged in the business of acquiring, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership may incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as current or long-term, based upon the terms of the related lease agreements.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------
     The net income per Unit for the periods hereof are computed by dividing the Investors' share of net income by the number of Units outstanding at the end of such periods.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
   -------------------------
     Cash from the sale of the last of the Partnership's properties is to be distributed in the same manner as Cash from Sales or Financings, except that before any other distribution is made to the Partners, each Partner shall first receive from such cash, an amount equal to the then positive balance, if any, in such Partner's Capital Account after crediting or charging to such account the profits or losses for tax purposes from such sale. To the extent, if any, that a Partner is entitled to receive a distribution of cash based upon a positive balance in its capital account prior to such distribution, such distribution will be credited against the amount of such cash the Partner would have been entitled to receive based upon the manner of distribution of Cash from Sales or Financings, as specified in the previous paragraph.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)
4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                          June 30, 1996     December 31, 1995
                                                          -------------     -----------------
      1300 North Dutton Avenue Office Complex               $2,835,779          $2,835,779
      Marlboro Square Shopping Center                        2,523,643           3,183,643
      Crossroads Square Shopping Center                     12,266,920          12,266,920
      Carnegie Center Office/Warehouse                       6,844,991           6,844,991
      Warner Plaza Shopping Center                           6,473,889           6,473,889
                                                           -----------         -----------
               Total                                       $30,945,222         $31,605,222
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

     On June 30, 1996, the Partnership reduced the carrying value of the Marlboro Square Shopping Center property by $660,000.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                               Unamortized          Unamortized
                                                                 Balance at          Balance at
              Description                                      June 30, 1996     December 31, 1995
              -----------                                      -------------     -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $32,122             $42,829

       $875,060 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 371,703             256,271

       $339,369 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 238,946             235,427
                                                                   --------            --------
                                                                   $642,771            $534,527
                                                                   ========            ========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General
     Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:
                                                          Six Months Ended
                                                              June 30,
                                                        1996           1995
                                                        ----           ----
       Reimbursement for operating expenses            $84,347        $79,830
       Partnership management fee expense               38,813         41,970
                                                      --------       --------
                                                      $123,160       $121,800
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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

7.  Federal Income Taxes
    --------------------
     A reconciliation of the net income/(loss) reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                          1996           1995
                                                                          ----           ----
       Net income/(loss) per Statements of Operations                  ($88,464)       $728,757

       Add/(deduct):     Excess of tax depreciation
                           over book depreciation                       (38,189)       (24,333)
                         Excess of book amortization
                           over tax amortization                          46,014         23,832
                         Reduction of property's
                           carrying value                                660,000              -
                                                                        --------       --------
       Net income for federal income tax purposes                       $579,361       $728,256
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

Liquidity and Capital Resources
- -------------------------------
At June 30, 1996, the Partnership had $2,848,421 in cash and cash equivalents, $5,970 in restricted cash and $51,069 in long-term restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the Investors' Invested Capital (defined in the Partnership Agreement). Liquidity would, however, be materially adversely affected by a significant reduction in revenues, unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

During the six months ended June 30, 1996, cash from working capital reserves was used for the payment of leasing costs in the amount of $189,429 incurred at the Carnegie Center and Marlboro Square properties. The General Partner estimates that the Partnership will incur approximately $951,000 of additional leasing costs at its properties during the remainder of 1996. Of this amount, approximately $690,000 is expected to be incurred at the 1300 North Dutton Avenue property in connection with a new lease secured for the property which is scheduled to commence in October 1996.
In addition, approximately $158,000 is expected to be incurred at the Carnegie Center property in connection with the Partnership's continued efforts to secure new tenants at this property. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the six months ended June 30, 1996, approximately $56,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Marlboro Square, Crossroads Square, Carnegie Center and the Warner Plaza properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $87,000 at its properties during the remainder of 1996. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
Cash in the aggregate amount of $6,443,061 was distributed to the Partners during the six months ended June 30, 1996. Of this amount, $1,127,535 was generated from Distributable Cash from Operations (defined in the
Partnership Agreement), and $5,315,526 was generated from Distributable
Cash from Sales or Financings (defined in the Partnership Agreement).
These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:
                                    From Distributable       From Distributable
                                        Cash From                Cash From
                                        Operations          Sales or Financings
                                        ----------          -------------------
Investors                               $1,116,260               $4,582,350
John Hancock Limited Partner                     -                  733,176
General Partner                             11,275                        -
                                        ----------               ----------
     Total                              $1,127,535               $5,315,526
                                        ==========               ==========

The amount distributed to Investors from Distributable Cash from Operations during the six months ended June 30, 1996 represented a 5% annualized return on Investors' Invested Capital.

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the six months ended June 30, 1996:

                            1300 North     Marlboro Sq.   Crossroads Sq.    Carnegie       Warner Pl.
                           Dutton Ave.    Shopping Ctr.   Shopping Ctr.      Center      Shopping Ctr.
                           -----------    -------------   -------------      ------      -------------
Square Feet                    24,120         42,150         174,196          128,059         92,848

Occupancy at
  January 1, 1996                  0%            69%             93%              56%           100%
                                  ===            ===             ===              ===           ====
New Leases                         0%             9%              0%               6%             0%
Lease Renewals                     0%             0%              1%               0%             0%
Leases Expired                     0%             4%              0%               0%             0%
Occupancy at
 June 30, 1996                     0%            74%             93%              62%           100%
                                  ===            ===             ===              ===           ====
Leases Scheduled to
Expire, Balance of 1996            0%            22%              5%              11%             0%
                                  ===            ===             ===              ===           ====
Leases Scheduled to
Commence, Balance of 1996        100%            18%              1%               2%             0%
                                  ===            ===             ===              ===           ====

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property did not renew its lease and vacated its space when its lease expired on January 31, 1995. During July 1996, the General Partner entered into a lease on behalf of the Partnership with a new tenant, Union Oil Company of California to take occupancy of the entire property. The lease, which is due to commence in October 1996, is for a five year term with a base rent of approximately $380,000 for the first lease year. In connection with this lease, the Partnership expects to incur approximately $690,000 in leasing costs during the remainder of 1996. The General Partner anticipates that the working capital reserve will be sufficient to pay for such leasing costs.

The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish during 1996 due to both the lack of demand and the increase in retail space in the area due to a new retail development near to the Marlboro Square property which commenced operations during August 1996. However, the General Partner believes that the recent leasing activity at the Marlboro Square property, specifically the extension of the anchor tenant's lease, the expansion of the space occupied by an existing tenant and the signing of a lease with a tenant to take occupancy of the property's outparcel, may have a favorable impact on efforts to secure additional tenants at the property. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. As of the date hereof, the property's occupancy is 64%. The General Partner continues to actively seek new tenants for the remaining vacant space. Should additional tenants not be located to take occupancy of this available space at the Carnegie Center property, the Partnership's liquidity would be adversely affected. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

A tenant at the Crossroads Square property, with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the current favorable real estate market conditions in the area where Crossroads Square is located, the General Partner did not agree to a reduced rental amount. This tenant has since recommenced paying its rent, but it remains two months in arrears on its past due rental obligations. The General Partner will pursue full collection of this past due rental amount and all future rental obligations not met by this tenant.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
- -------------------------------
The General Partner believes that, based upon each property's current occupancy and tenant mix as well as the current real estate market conditions in the areas in which these properties are located, the Crossroads Square and Warner Plaza properties should provide the Partnership with stable income performance during the remainder of 1996.

During the second quarter of 1996, the General Partner had the Marlboro Square Shopping Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $1,650,000 as of June 30, 1996. The net book value of the Marlboro Square Shopping Center property of approximately $2,309,000 at June 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that a write-down of $660,000 was required to reflect the estimated permanent impairment in the value of the Marlboro Square Shopping Center property. Weak absorption of available retail space in Marlboro, Massachusetts, in general, have contributed to the decline in this property's value.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1995 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no permanent impairment in values existed with respect to these properties as of December 31, 1995 and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
- ---------------------
During the six months ended June 30, 1996, the Partnership generated a net loss of $88,464, as compared to net income of $728,757 for the same period in 1995. This decrease is primarily due to the write-down in the value of the Marlboro Square Shopping Center property on June 30, 1996 and the sale of the J.C. Penney Credit Operations Center property ("J.C. Penney") on December 29, 1995. Excluding this write-down in the 1996 period and the net income generated by J.C. Penney during the period in 1995, net income increased by 13% between periods primarily due to increases in the performance of the Carnegie Center and Warner Plaza properties. These increases were partially offset by declines in the performance of the 1300 North Dutton Avenue and Marlboro Square properties. Net income at the Crossroads Square property was consistent between periods.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
Average occupancy for the Partnership's investments was as follows:
                                                           Six Months Ended
                                                               June 30,
                                                           1996        1995
                                                           ----        ----
     1300 North Dutton Avenue Office Complex                0%          17%
     Marlboro Square Shopping Center                       76%          74%
     Crossroads Square Shopping Center                     94%          95%
     Carnegie Center Office/Warehouse                      59%          41%
     Warner Plaza Shopping Center                         100%          98%


Rental income for the six months ended June 30, 1996 decreased by $300,361, or 19%, as compared to the same period in 1995. This decrease is primarily due to the sale of J.C. Penney. Excluding the rental income generated by J.C. Penney during this period in 1995, rental income was consistent between periods. Rental income did, however, increase by 46% at Carnegie Center between periods primarily due to an increase in average occupancy. This increase was partially offset by decreases in rental income at the 1300 North Dutton Avenue and Marlboro Square properties. Rental income at 1300 North Dutton Avenue decreased due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at Marlboro Square decreased by 24% between periods primarily due to a significant reduction in the rental rate paid by the anchor tenant at the property. Rental income also decreased at Marlboro Square due to a decline in rental rates on leases executed during 1995. Rental income at the Crossroads Square and Warner Plaza properties was consistent between periods.

Interest income for the six months ended June 30, 1996 increased by $30,167, or 35%, as compared to the same period in 1995. This increase was primarily due to the interest earned on net sales proceeds received from the sale of J.C. Penney on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996.

Depreciation expense for the six months ended June 30, 1996 decreased by $84,564, or 18%, as compared to the same period 1995. This decrease is primarily due to the sale of J.C. Penney.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
- ---------------------
The Partnership's share of property operating expenses for the six months ended June 30, 1996 decreased by $34,928, or 15%, as compared to the same period in 1995. This decrease is primarily due to decreases in its share of property operating expenses at the Marlboro Square, Crossroads Square, Carnegie Center and Warner Plaza properties. The Partnership's share of property operating expenses decreased at the Marlboro Square, Carnegie Center and Warner Plaza properties primarily due to increases in average occupancy at these properties during 1996 and, therefore, increases in tenant reimbursements collected for such expenses. The Partnership's share of property operating expenses decreased at Crossroads Square, primarily due to non-recurring repairs made at the property during the period in 1995 to improve the property's appearance and maintain its competitive position in the marketplace. The Partnership's share of property operating expenses at the 1300 North Dutton Avenue was consistent between the periods.

General and administrative expenses for the six months ended June 30, 1996 decreased by $6,534, or 6%, as compared to the same period in 1995. During the six months ended June 30, 1995, the General Partner secured an extension of the tenant's lease at the J.C. Penney Credit Operations Center and the anchor tenant's lease at Marlboro Square resulting in a greater amount of the General Partner's time allocated to the Partnership. The same amount of time was not required of the General Partner during the same period in 1996.

Amortization of deferred expenses for the six months ended June 30, 1996 increased by $16,210, or 25%, as compared to the same period in 1995. This increase is primarily due to leasing activity which occurred at the Partnership's properties during both 1995 and the six month period ended June 30, 1996, and the amortization of the associated leasing costs.

Management fee expense for the six months ended June 30, 1996 decreased by $3,157, or 8%, as compared to the same period in 1995. This decrease was due to a decline in Cash from Operations (defined in the Partnership Agreement) between periods which primarily resulted from the sale of J.C. Penney.

The General Partner determined that the value of the Marlboro Square Shopping Center property had been permanently impaired. As a result, on June 30, 1996, Marlboro Square's carrying value was reduced by $660,000 and this amount was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1996, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1996.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
- ---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                       Six Months Ended
                                                                           June 30,
                                                                   1996             1995
                                                                   ----             ----
Net cash provided by operating activities (a)                    $1,083,491       $1,287,797
Net change in operating assets and liabilities (a)                 (39,432)         (18,163)
                                                                 ----------       ----------
Cash provided by operations (a)                                   1,044,059        1,269,634
Increase in working capital reserves                                      -        (112,476)
Add:    Accrual basis Partnership
        management fee                                               38,813           41,970
                                                                 ----------       ----------
Cash from operations (b)                                          1,082,872        1,199,128
Decrease in working capital reserves                                 26,082                -
Less:   Accrual basis Partnership
        management fee                                             (38,813)         (41,970)
                                                                 ----------       ----------
Distributable cash from operations (b)                           $1,070,141       $1,157,158
                                                                 ==========       ==========

Allocation to General Partner                                       $10,701          $11,572
Allocation to John Hancock Limited Partner                                -                -
Allocation to Investors                                           1,059,440        1,145,586
                                                                 ----------       ----------
Distributable cash from operations (b)                           $1,070,141       $1,157,158
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

During the third quarter of 1996, the Partnership expects to make a cash distribution of $515,973, representing a 5% annualized return, to all Investors of record at June 30, 1996, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will make comparable cash distributions during the remaining quarter of 1996.

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

Item 2.   Changes in Securities

          There were no changes in securities during the second quarter of 1996.

Item 3.   Defaults Upon Senior Securities

          There were no defaults upon senior securities during the second quarter of 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1996.

Item 5.   Other information


Item 6.   Exhibits and Reports on Form 8-K

          (a)   There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the second quarter of 1996.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1996.


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