Form 10-Q
period 1996-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1996-11-15
CIK 795196

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 1996


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
                   (A Massachusetts Limited Partnership)




                                   INDEX





PART I:    FINANCIAL INFORMATION                                    PAGE

  Item 1  -    Financial Statements:

                Balance Sheets at September 30, 1996 and
                December 31, 1995                                     3

                Statements of Operations for the Three and
                Nine Months Ended September 30, 1996 and 1995         4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1996 and
                for the Year Ended December 31, 1995                  5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1996 and 1995              6

                Notes to Financial Statements                      7-13

  Item 2   -    Management's Discussion and Analysis of
                Financial Condition and Results of Operations     14-21


PART II:   OTHER INFORMATION                                          22

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements

                              BALANCE SHEETS
                               (Unaudited)
                                  ASSETS

                                                                    September 30,     December 31,
                                                                         1996             1995
                                                                         ----             ----
Current assets:
 Cash and cash equivalents                                            $2,354,612       $8,397,420
 Restricted cash                                                           3,977            4,946
 Other current assets                                                    223,688          183,696
                                                                     -----------      -----------
   Total current assets                                                2,582,277        8,586,062

Investment in property:
 Land                                                                  7,293,367        7,511,167
 Buildings and improvements                                           23,651,855       24,094,055
                                                                     -----------      -----------
                                                                      30,945,222       31,605,222
 Less:    accumulated depreciation                                   (7,752,034)      (7,165,026)
                                                                     -----------      -----------
                                                                      23,193,188       24,440,196

Long-term restricted cash                                                 55,155           44,659
Deferred expenses, net of accumulated
 amortization of $734,423 in 1996 and
 $604,967 in 1995                                                      1,299,103          534,527
                                                                     -----------      -----------
   Total assets                                                      $27,129,723      $33,605,444
                                                                     ===========      ===========

                     LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                  $591,634         $282,398
 Accounts payable to affiliates                                           57,682           60,360
                                                                     -----------      -----------
   Total current liabilities                                             649,316          342,758

Partners' equity/(deficit):
 General Partner's deficit                                             (215,302)        (200,634)
 Limited Partners' equity                                             26,695,709       33,463,320
                                                                     -----------      -----------
   Total partners' equity                                             26,480,407       33,262,686
                                                                     -----------      -----------
   Total liabilities and partners' equity                                $27,129,723  $33,605,444
                                                                     ===========      ===========

                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                             Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                              1996           1995           1996           1995
                                              ----           ----           ----           ----
Income:
  Rental income                             $619,709       $731,426     $1,887,993     $2,300,071
  Interest income                             36,171         43,740        151,346        128,748
  Other income                                     -         82,008              -         82,008
                                           ---------      ---------     ----------     ----------
   Total income                              655,880        857,174      2,039,339      2,510,827

Expenses:

  Depreciation                               195,670        237,951        587,008        713,853
  Property operating expenses                 67,337        133,696        260,032        361,319
  General and administrative expenses         55,269         46,390        163,161        160,816
  Amortization of deferred expenses           48,271         35,030        129,456        100,005
  Management fee                              18,903         20,985         57,716         62,955
  Property write-down                              -              -        660,000              -
                                           ---------      ---------     ----------     ----------
   Total expenses                            385,450        474,052      1,857,373      1,398,948
                                           ---------      ---------     ----------     ----------
   Net income                               $270,430       $383,122       $181,966     $1,111,879
                                           =========      =========     ==========     ==========

Allocation of net income:

  General Partner                             $2,704         $3,831         $1,819        $11,119
  John Hancock Limited Partner              (17,349)       (19,477)       (52,045)       (58,431)
  Investors                                  285,075        398,768        232,192      1,159,191
                                           ---------      ---------     ----------     ----------
                                             270,430       $383,122        181,966     $1,111,879
                                           =========      =========     ==========     ==========

Net income per Unit                            $3.11          $4.35          $2.53         $12.65
                                           =========      =========     ==========     ==========










                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1996 and
                       Year Ended December 31, 1995

                                                      General         Limited
                                                      Partner         Partners           Total
                                                      -------         --------           -----
Partners' equity/(deficit) at January 1, 1995
 (91,647 Units outstanding)                         ($193,008)       $34,218,306      $34,025,298

Less:     Cash distributions                          (23,143)       (2,291,175)      (2,314,318)

Add:      Net income                                    15,517         1,536,189        1,551,706
                                                      --------       -----------      -----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                          (200,634)        33,463,320       33,262,686

Less:     Cash distributions                          (16,487)       (6,947,758)      (6,964,245)

Add:      Net income                                     1,819           180,147          181,966
                                                      --------       -----------      -----------

Partners' equity/(deficit) at September 30, 1996
 (91,647 Units outstanding)                         ($215,302)       $26,695,709      $26,480,407
                                                      ========       ===========      ===========




















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                         1996             1995
                                                                         ----             ----
Operating activities:
 Net income                                                             $181,966       $1,111,879

 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                                          587,008          713,853
   Amortization of deferred expenses                                     129,456          100,005
   Property write-down                                                   660,000                -
                                                                      ----------       ----------
                                                                       1,558,430        1,925,737
 Changes in operating assets and liabilities:
   Increase in restricted cash                                           (9,527)          (2,169)
   Increase in other current assets                                     (39,992)        (127,292)
   Increase in accounts payable and accrued
     expenses                                                            309,236          136,898
   (Decrease)/increase in accounts payable to
     affiliates                                                          (2,678)            5,489
                                                                      ----------       ----------
      Net cash provided by operating activities                        1,815,469        1,938,663

Investing activities:
 Increase in deferred expenses                                         (894,032)        (147,345)
                                                                      ----------       ----------
      Net cash used in investing activities                            (894,032)        (147,345)

Financing activities:
 Cash distributed to Partners                                        (6,964,245)      (1,735,737)
                                                                      ----------       ----------
      Net cash used in financing activities                          (6,964,245)      (1,735,737)
                                                                      ----------       ----------
      Net (decrease)/increase in cash and
        cash equivalents                                             (6,042,808)           55,581

      Cash and cash equivalents at
        beginning of year                                              8,397,420        3,124,999
                                                                      ----------       ----------
      Cash and cash equivalents at
        end of period                                                 $2,354,612       $3,180,580
                                                                      ==========       ==========



                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1996, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,205 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

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


4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                           September 30, 1996    December 31, 1995
                                                           ------------------    -----------------
       1300 North Dutton Avenue Office Complex                   $2,835,779          $2,835,779
       Marlboro Square Shopping Center                            2,523,643           3,183,643
       Crossroads Square Shopping Center                         12,266,920          12,266,920
       Carnegie Center Office/Warehouse                           6,844,991           6,844,991
       Warner Plaza Shopping Center                               6,473,889           6,473,889
                                                                -----------         -----------
               Total                                            $30,945,222         $31,605,222
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

     On June 30, 1996, the Partnership reduced the carrying value of the Marlboro Square Shopping Center property by $660,000.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (Continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                              Unamortized          Unamortized
                                                               Balance at           Balance at
              Description                                  September 30, 1996   December 31, 1995
              -----------                                  ------------------   -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                 $26,768            $42,829

       $1,427,554 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                  896,311            256,271

       $491,478 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                  376,024            235,427
                                                                  ----------         ----------
                                                                  $1,299,103           $534,527
                                                                  ==========         ==========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                 Nine Months Ended
                                                   September 30,
                                                1996             1995
                                                ----             ----
       Reimbursement for operating
          expenses                          $123,126          $112,299
       Partnership management fee
          expense                             57,716            62,955
                                            --------          --------
                                            $180,842          $175,254
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

7.  Federal Income Taxes
    --------------------
     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1996             1995
                                                                       ----             ----
       Net income per Statements of Operations                       $181,966        $1,111,879

       Add/(deduct):     Excess of tax depreciation
                           over book depreciation                    (65,307)          (36,500)
                         Excess of book amortization
                           over tax amortization                       88,436            51,852
                         Reduction of property's
                           carrying value                             660,000                 -
                                                                     --------        ----------

       Net income for federal income tax purposes                    $865,095        $1,127,231
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

Liquidity and Capital Resources
-------------------------------
At September 30, 1996, the Partnership had $2,354,612 in cash and cash equivalents, $3,977 in restricted cash and $55,155 in long-term restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 3.5% of the Investors' Invested Capital (defined in the Partnership Agreement). Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs, unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

During the nine months ended September 30, 1996, cash from working capital reserves was used for the payment of leasing costs in the amount of $894,032 incurred at the 1300 North Dutton Avenue, Carnegie Center, Marlboro Square and Crossroads Square properties. The General Partner estimates that the Partnership will incur approximately $74,000 of additional leasing costs at the Carnegie Center and Crossroads Square properties during the remainder of 1996. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the nine months ended September 30, 1996, approximately $67,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Marlboro Square, Crossroads Square, Carnegie Center and Warner Plaza properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $24,000 at the Warner Plaza and Carnegie Center properties during the remainder of 1996. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the aggregate amount of $6,964,245 was distributed to the Partners during the nine months ended September 30, 1996. Of this amount, $1,648,719 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $5,315,526 was generated from Distributable Cash from Sales or Financings (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                            From Distributable      From Distributable
                                Cash From               Cash From
                                Operations         Sales or Financings
                                ----------         -------------------
Investors                       $1,632,232               $4,582,350
John Hancock Limited Partner             -                  733,176
General Partner                     16,487                        -
                                ----------               ----------
     Total                      $1,648,719               $5,315,526
                                ==========               ==========

The amount distributed to Investors from Distributable Cash from Operations during the nine months ended September 30, 1996 represented a 5% annualized return on Investors' Invested Capital.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the nine months ended September 30, 1996:

                           1300 North     Marlboro Sq.  Crossroads Sq.    Carnegie      Warner Pl.
                          Dutton Ave.    Shopping Ctr.  Shopping Ctr.      Center     Shopping Ctr.
                          -----------    -------------  -------------      ------     -------------
Square Feet                    24,120          42,150       174,196        128,059         92,848

Occupancy at
  January 1, 1996                  0%             69%           93%            56%           100%
                                  ===            ====          ====           ====           ====

New Leases                         0%             20%            0%             8%             0%

Lease Renewals                     0%              0%            5%            11%             0%

Leases Expired                     0%              4%            0%             0%             0%

Occupancy at
 September 30, 1996                0%             85%           93%            64%           100%
                                  ===            ====          ====           ====           ====
Leases Scheduled to
Expire, Balance of 1996            0%             22%            0%             0%             0%
                                  ===            ====          ====           ====           ====
Leases Scheduled to
Commence, Balance of 1996        100%              7%            0%             0%             0%
                                  ===            ====          ====           ====           ====

The tenant that had leased all of the rentable space at the 1300 North Dutton Avenue property did not renew its lease and vacated its space when its lease expired on January 31, 1995. During July 1996, the General Partner entered into a lease on behalf of the Partnership with a new tenant, Union Oil Company of California, to take occupancy of the entire property. The lease, which commenced in October 1996, is for a five-year term with a base rent of approximately $355,000 for the first lease year. The Partnership incurred approximately $650,000 in leasing costs in connection with this lease during the third quarter of 1996.

The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish during the remainder of 1996 based upon both the lack of demand and the increase in retail space in the area. This increase in retail space is due to a new retail development near to the Marlboro Square property which commenced operations during August 1996. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. Carnegie Center's occupancy at September 30, 1996, and as of the date hereof, is 64%. The General Partner continues to actively seek new tenants for the remaining vacant space. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

A tenant at the Crossroads Square property, with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the current favorable real estate market conditions in the area where Crossroads Square is located, the General Partner did not agree to a reduced rental amount. This tenant has since recommenced paying its rent, but it remains two months in arrears on its past due rental obligations. The General Partner will pursue full collection of this past due rental amount and any future rental obligations not met by this tenant.

A tenant at the Warner Plaza property with a lease for approximately 13,000 square feet, or 14% of the property, vacated its space during August 1996. Under the terms of its lease agreement, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with the former tenant. The Partnership continues to receive all rental payments due under this tenant's lease.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During the second quarter of 1996, the General Partner had the Marlboro Square Shopping Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,650,000. The net book value of the Marlboro Square Shopping Center property of approximately $2,309,000 at June 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and to the independent appraisal, and, based upon such evaluation, the General Partner determined that a write-down of $660,000 was required to reflect the estimated permanent impairment in the value of the Marlboro Square Shopping Center property. Weak absorption of available retail space in Marlboro, Massachusetts, in general, has contributed to the decline in this property's value. The General Partner evaluated Marlboro Square's net book value at September 30, 1996 in comparison to the estimated future undiscounted cash flows and determined that no further impairment in value exists and, therefore, an additional write-down in value was not required as of September 30, 1996. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $5,254,000.

During the third quarter of 1996, the General Partner had the Carnegie Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $3,800,000 as of September 30, 1996. The net book value of the Carnegie Center property of approximately $4,858,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal, and, based upon such evaluation, the General Partner determined that no permanent impairment in value existed and that a write-down in value was not required at September 30, 1996. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $6,961,000.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Net income for the nine months ended September 30, 1996 was $181,966, as compared to net income of $1,111,879 for the same period in 1995. This decrease in net income is primarily due to the write-down in the value of the Marlboro Square Shopping Center property during 1996 and the sale of the J.C. Penney Credit Operations Center property ("J.C. Penney") on December 29, 1995. Excluding this write-down in 1996 and the net income generated by J.C. Penney during the period in 1995, net income increased by 8% between periods primarily due to increases in the performance of the Carnegie Center, Warner Plaza and Crossroads Square properties. These increases were partially offset by declines in the performance of the 1300 North Dutton Avenue and Marlboro Square properties.

Average occupancy for the Partnership's investments was as follows:
                                                       Nine Months Ended
                                                         September 30,
                                                        1996         1995
                                                        ----         ----
   1300 North Dutton Avenue Office Complex                0%         11%
   Marlboro Square Shopping Center                       79%         73%
   Crossroads Square Shopping Center                     93%         94%
   Carnegie Center Office/Warehouse                      60%         45%
   Warner Plaza Shopping Center                         100%         99%

Rental income for the nine months ended September 30, 1996 decreased by $412,078, or 18%, as compared to the same period in 1995. This decrease is primarily due to the sale of J.C. Penney. Excluding the rental income generated by J.C. Penney during this period in 1995, rental income was consistent between periods. Rental income did, however, increase by 42% at Carnegie Center between periods primarily due to an increase in average occupancy. This increase was partially offset by decreases in rental income at the 1300 North Dutton Avenue and Marlboro Square properties. Rental income at 1300 North Dutton Avenue decreased due to the expiration on January 31, 1995 of the lease held by the sole tenant at the property. Rental income at Marlboro Square decreased by 18% between periods primarily due to a significant reduction in the rental rate paid by the anchor tenant at the property. Rental income also decreased at Marlboro Square due to a decline in rental rates on leases executed during 1995. Rental income at the Crossroads Square and Warner Plaza properties was consistent between periods.

Interest income for the nine months ended September 30, 1996 increased by $22,598, or 18%, as compared to the same period in 1995. This increase was primarily due to the interest earned on the net sales proceeds received from the sale of J.C. Penney on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
During the nine months ended September 30, 1995, the Partnership received approximately $82,000 from the former tenant at the 1300 North Dutton Avenue property because of alterations it made to the property without the consent of the General Partner, as required under the terms of its lease agreement.

Depreciation expense for the nine months ended September 30, 1996 decreased by $126,845, or 18%, as compared to the same period 1995. This decrease is primarily due to the sale of J.C. Penney.

The Partnership's share of property operating expenses for the nine months ended September 30, 1996 decreased by $101,287, or 28%, as compared to the same period in 1995 primarily due to decreases in its share of property operating expenses at each of the Partnership's properties. The Partnership's share of property operating expenses decreased at the Marlboro Square and Carnegie Center properties primarily due to increases in average occupancy at these properties during 1996 and, therefore, increases in tenant reimbursements collected for such expenses. The Partnership's share of property operating expenses decreased further at the Carnegie Center as well as the Crossroads Square and Warner Plaza properties due to certain non-recurring maintenance and repair expenses incurred at each property during the period in 1995. The Partnership's share of property operating expenses decreased at the 1300 North Dutton Avenue primarily due to a refund of prior years' real estate taxes which is included in the 1996 results.

Amortization of deferred expenses for the nine months ended September 30, 1996 increased by $29,451, or 29%, as compared to the same period in 1995. This increase is primarily due to leasing activity which occurred at the Partnership's properties during both 1995 and the nine month period ended September 30, 1996, and the amortization of the related leasing costs.

Management fee expense for the nine months ended September 30, 1996 decreased by $5,239, or 8%, as compared to the same period in 1995. This decrease was due to a decline in Cash from Operations (defined in the Partnership Agreement) between periods primarily resulting from the sale of J.C. Penney.

The General Partner determined that the value of the Marlboro Square Shopping Center property had been permanently impaired as of June 30, 1996. As a result, Marlboro Square's carrying value was reduced by $660,000 at June 30, 1996 and this amount was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1996, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1996.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    1996                1995
                                                                    ----                ----
Net cash provided by operating activities (a)                      $1,815,469          $1,938,663
Net change in operating assets and liabilities (a)                  (257,039)            (12,926)
                                                                   ----------          ----------
Cash provided by operations (a)                                     1,558,430           1,925,737
Increase in working capital reserves                                        -           (190,000)
Add:    Accrual basis Partnership
        management fee                                                 57,716              62,555
                                                                   ----------          ----------
Cash from operations (b)                                            1,616,146           1,798,692
Decrease in working capital reserves                                   32,895                   -
Less:   Accrual basis Partnership
        management fee                                               (57,716)            (62,955)
                                                                   ----------          ----------
Distributable cash from operations (b)                             $1,591,325          $1,735,737
                                                                   ==========          ==========

Allocation to General Partner                                         $15,913             $17,358
Allocation to John Hancock Limited Partner                                  -                   -
Allocation to Investors                                             1,575,412           1,718,379
                                                                   ----------          ----------
Distributable cash from operations (b)                             $1,591,325          $1,735,737
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

During the fourth quarter of 1996, the Partnership expects to make a cash distribution of $515,973, representing a 5% annualized return, to all Investors of record at September 30, 1996, based on Distributable Cash from Operations for the quarter then ended. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1996 will be comparable to that generated during each of the first three quarters of 1996.

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

Item 2.   Changes in Securities

          There were no changes in securities during the third quarter of 1996.

Item 3.   Defaults Upon Senior Securities

          There were no defaults upon senior securities during the third quarter of 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1996.

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

          (a)    There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the third quarter of 1996.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1996.


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