Form 10-K
period 1996-12-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1997-03-31
CIK 795196

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from      N/A

Commission file number            0-15680

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

          Massachusetts                             04-2921566
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

 200 Clarendon Street, Boston, MA                     02116
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (800) 722-5457 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Units of Investor Limited Partnership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days.
                          Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                      Exhibit Index on Pages 29 - 33

                            TABLE OF CONTENTS




                                  PART I


  Item 1   Business                                                  3
  Item 2   Properties                                                6
  Item 3   Legal Proceedings                                         8
  Item 4   Submission of Matters to a Vote
             of Security Holders                                     8


                                 PART II


  Item 5   Market for the Partnership's Securities and Related
             Security Holder Matters                                 8
  Item 6   Selected Financial Data                                  10
  Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    11
  Item 8   Financial Statements and Supplementary Data              22
  Item 9   Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                 22


                                 PART III


  Item 10  Directors and Executive Officers of the Registrant       22
  Item 11  Executive Compensation                                   25
  Item 12  Security Ownership of Certain Beneficial Owners
             and Management                                         25
  Item 13  Certain Relationships and Related Transactions           26


                                 PART IV


  Item 14  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                    29

           Signatures                                               34

                                  Part I

Item 1 - Business

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1996, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 4,142 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests.

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

The Partnership's equity real estate investments are subject to various risk factors. Although the risks of equity investing are reduced when properties are acquired on an unleveraged basis, the major risk of owning income-producing properties is the possibility that the properties will not generate income sufficient to meet operating expenses and to fund adequate reserves for repairs, replacements, contingencies and anticipated obligations. The income received from properties may be affected by many factors, including: i) adverse changes in general economic conditions and local conditions, such as competitive over-building, a decrease in employment, or adverse changes in real estate zoning laws, which may reduce the desirability of real estate in the area or ii) other circumstances over which the Partnership may have little or no control, such as fires, earthquakes and floods. To the extent that the Partnership's properties are leased in any substantial portion to a specific retail, industrial or office tenant, the financial failure of any such major tenant, resulting in the termination of the tenant's lease or non-payment of rental amounts due, would likely cause at least a temporary reduction in cash flow from any such property and might result in a decrease in the market value of that property.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs. The presence of such substances or the failure to undertake proper remediation could adversely affect the ability to finance, refinance or dispose of such property.

On October 24, 1986, the Partnership acquired the 1300 North Dutton Avenue, an office/industrial facility located in Santa Rosa, California. The tenant that had leased all of the rentable space at the property notified the Partnership during 1994 that it would not renew its lease, which expired on January 31, 1995. The property remained vacant after January 31, 1995 until the General Partner secured a new tenant, Union Oil Company of California, to occupy the entire property under a five year lease which commenced in October 1996. Although real estate market conditions for office/industrial space in Santa Rosa have declined since the Partnership acquired the 1300 North Dutton Avenue property, leasing activity and rental rates have increased during recent months. Due to this new lease at the property and the current favorable market conditions in the Santa Rosa, California area, the General Partner listed the 1300 North Dutton Avenue property for sale during October 1996.

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center, a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro have weakened since the Partnership acquired the property and have remain depressed. An excess of supply over demand for retail space has resulted in continued high vacancy rates and competitive pricing for leasing space in the Marlboro area. In addition, a new retail development within close proximity to Marlboro Square commenced operations during August 1996. The General Partner anticipates that absorption of existing retail space in the Marlboro area will remain sluggish during 1997 due to both the lack of demand and the recent increase in available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions at Marlboro Square in an effort to retain existing tenants and to lease the remaining vacant space at the property.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. Although real estate market conditions for retail properties in Jacksonville have declined as compared to when the Partnership acquired the property, occupancy levels and rental rates within the market have stabilized over recent years and remain relatively favorable. The General Partner anticipates that these favorable retail market conditions in Jacksonville and at the property should continue during 1997.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. Since the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market has experienced an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. In addition, during 1994 a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. As of December 31, 1996, the property's occupancy was 64%. The General Partner anticipates that market conditions in Cincinnati will remain competitive during 1997 and, therefore, will continue to offer competitive rental rates and concessions in an effort to further increase occupancy at Carnegie Center.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center, a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas totaling 55,562 rentable square feet owned by a non-affiliate of the Partnership. Real estate market conditions have declined in the Chandler area since the Partnership acquired the property. However, steady population growth in the Chandler area over the past few years has increased demand for available retail space and stimulated the development of new retail space. The Warner Plaza Shopping Center property was 100% leased at December 31, 1996. The General Partner anticipates favorable retail market conditions to continue in the Chandler area during 1997 and that the property should provide the Partnership with stable income performance during 1997.

On September 13, 1988, the Partnership acquired the J.C. Penney Credit Operations Center, an office/service center located in Albuquerque, New Mexico and 100% occupied by J.C. Penney. J.C. Penney's lease had been scheduled to expire during 1996; however, during the first quarter of 1995, the General Partner negotiated an extension of the lease through June 2006. The General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995 based upon the extension of J.C. Penney's lease at the property and the then existing favorable real estate market conditions in Albuquerque, New Mexico. On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to a non-affiliated buyer for a gross sales price of $5,600,000 and received net sales proceeds of $5,392,032, after deductions for commissions and selling expenses incurred in connection with the sale of the property. During February 1996, the Partnership distributed $5,315,526 of the net sales proceeds, of which $4,582,350 was distributed to the Investors, and $733,176 was distributed to the John Hancock Limited Partner. The remaining net sales proceeds of $76,506 were retained in the Partnership's working capital reserves.

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

Item 2 - Properties

At December 31, 1996, the Partnership held five properties in its portfolio.

1300 North Dutton Avenue Office Complex
---------------------------------------
On October 24, 1986, the Partnership purchased the 1300 North Dutton Avenue office building ("1300 North Dutton Avenue"), located in Santa Rosa, California, from a non-affiliated seller. The property consists of one building with 24,120 rentable square feet of office space. The building and two adjacent buildings comprise "Park Campus", an association which in common owns a 5.9 acre parcel with landscaping and parking serving all three buildings. 1300 North Dutton Avenue's allocation of interest in Park Campus is approximately 32% and includes the exclusive right to use 95 parking spaces. This property was listed for sale during October 1996.

---------------------------------------
For the year ended December 31, 1996, the average occupancy of 1300 North Dutton Avenue was 25%. At December 31, 1996, the property was 100% leased to Union Oil Company of California under a lease which expires on September 30, 2001.

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

For the year ended December 31, 1996, the average occupancy of Marlboro Square was 80%. At December 31, 1996 Marlboro Square's occupancy was 70%.

Crossroads Square Shopping Center
---------------------------------
On November 20, 1987, the Partnership purchased the Crossroads Square Shopping Center ("Crossroads Square"), located in Jacksonville, Florida, from a non-affiliated seller. Crossroads Square contains 174,196 rentable square feet of space with a total land area in excess of 18.5 acres.

For the year ended December 31, 1996, the average occupancy of Crossroads Square was 93%. At December 31, 1996, Crossroads Square's occupancy was 93%.

Carnegie Center Office/Warehouse
--------------------------------
On December 22, 1987, the Partnership purchased Carnegie Center, located in Cincinnati, Ohio, from a non-affiliated seller. The property consists of two buildings containing an aggregate of 128,059 rentable square feet with a total land area of approximately 7.8 acres.

For the year ended December 31, 1996, the average occupancy of Carnegie Center was 61%. At December 31, 1996, Carnegie Center's occupancy was 64%.

Warner Plaza Shopping Center
----------------------------
On February 25, 1988, the Partnership purchased 92,848 rentable square feet of the Warner Plaza Shopping Center ("Warner Plaza") (which consists of a total of 148,410 rentable square feet), located in Chandler, Arizona, from a non-affiliated seller.

For the year ended December 31, 1996, average occupancy, for the portion of Warner Plaza which is owned by the Partnership, was 100%. At December 31, 1996 occupancy for such portion was 100%.

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

On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership. The certification order should not be construed as suggesting that any member of the class is entitled to recover, or will recover, any amount in the action.

The General Partner believes the allegations are totally without merit and will continue to vigorously contest the action.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1996.

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

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(b)  Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
 Title of Class              December 31, 1996        December 31, 1996
 --------------              -----------------        -----------------
   Units of
   Investor Limited
   Partnership Interests             4,142                    91,647

(c)  Dividend History and Restrictions

During the fiscal year ended December 31, 1996, the Partnership distributed cash in the aggregate amount of $7,485,429 to the Partners. Of this amount, $2,169,903 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $5,315,526 was generated from Distributable Cash from Sales or Financings (defined in the Partnership Agreement). During the fiscal year ended December 31, 1995, the Partnership distributed cash in the amount of $2,314,318 from Distributable Cash from Operations. These amounts were distributed in accordance with the Partnership Agreement.

The following table reflects aggregate cash distributions with respect to Distributable Cash from Operations and Distributable Cash from Sales or Refinancings (in each case, as defined in the Partnership Agreement) made during 1995 and 1996:

                                                      Amount Paid to
      Date of          Amount of     Amount Paid to    John Hancock     Amount Paid     Distribution
    Distribution      Distribution  General Partner  Limited Partner    to Investors      Per Unit
    ------------      ------------   --------------   --------------    ------------      --------
  February 15, 1995        $578,579      $5,786             $-             $572,793          $6.25
  May 15, 1995              578,580       5,786              -              572,794           6.25
  August 15, 1995           578,580       5,786              -              572,794           6.25
  November 15, 1995         578,579       5,785              -              572,794           6.25
  February 15, 1996 *     5,894,105       5,785        733,176            5,155,144          56.25
  May 15, 1996              548,956       5,489              -              546,467           5.93
  August 15, 1996           521,184       5,212              -              515,972           5.63
  November 15,1996          521,184       5,212              -              515,972           5.63

  * Includes Distributable Cash from Sales or Refinancings

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters

(c)  Dividend History and Restrictions (continued)

The source of future distributions from cash from operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations during the year ended 1996 represent a 5% return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 1997 comparable to those made during both 1996 and 1995. For further discussion on the financial condition and results of operations of the Partnership see
Item 7 of this Report. Should any of the Partnership's properties be sold, the General Partner will make a distribution of Distributable Cash from Sales or Refinancings, as provided in the Partnership Agreement. The 1300 North Dutton Avenue property was listed for sale in October 1996. There can be no assurances that the property will be sold, or what the sales price may be, or how much cash will be distributable to Limited Partners, if any, if the property is sold.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1996         1995         1994        1993         1992
                                           ----         ----         ----        ----         ----
Rental income                           $2,614,989  $3,065,751   $3,618,826  $3,519,445   $3,648,457
Interest income                            171,767     173,286      110,982      71,557       87,970
Gain on sale of property                         -     128,539            -           -            -
Net (loss)/income                        (851,115)   1,551,706    1,497,221   1,684,608    1,095,594
Net (loss)/income per Unit (b)              (5.60)       17.42       17.02        18.95       12.49
Ordinary tax income (a)                  1,130,346   1,480,158    2,128,148   1,826,365    2,042,510
Ordinary tax income per Unit (b)            12.74        16.80       23.61        20.35       22.68
Cash distribution per Unit from
  operations                                23.44        25.00       25.00        28.75       30.00
Distributable cash from sales
  or financings                                  -   5,315,526            -           -            -
Cash distribution per Unit from
  sales or financings                       50.00
Cash and cash equivalents at
  December 31                            2,197,847   8,397,420    3,124,999   2,359,803    2,552,370
Total assets at December 31             25,375,190  33,605,444   34,325,239  35,150,707   36,092,419

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1996         1995         1994        1993         1992
                                           ----         ----         ----        ----         ----
  General Partner                          $11,303     $14,802      $21,281     $18,263      $20,425
  John Hancock Limited Partner            (48,573)    (74,321)     (56,684)    (56,684)     (56,684)
  Investors                              1,167,586   1,539,677    2,163,551   1,864,786    2,078,769
                                        ----------  ----------   ----------  ----------   ----------
     Total                              $1,130,346  $1,480,158   $2,128,148  $1,826,365   $2,042,510
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1996, 1995, 1994, 1993 and 1992. The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

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

Liquidity and Capital Resources
-------------------------------
At December 31, 1996, the Partnership had $2,197,847 in cash and cash equivalents, $5,799 in restricted cash and $53,333 in long-term restricted cash. The Partnership's cash and cash equivalents decreased by $6,199,573 from December 31, 1995 to December 31, 1996 primarily due to the distribution of proceeds from the sale of the J.C. Penney Credit Operations Center during the first quarter of 1996 and also due to leasing costs incurred at the Partnership's properties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The Partnership has established a working capital reserve with a current balance of approximately 3% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates or the sale or financing of Partnership properties.

During 1996, cash from working capital reserves was used for the payment of leasing costs in the aggregate amount of $953,606 incurred at the 1300 North Dutton Avenue, Carnegie Center, Marlboro Square and Crossroads Square properties. The General Partner estimates that the Partnership will incur approximately $342,000 of leasing costs at its properties during 1997, of which approximately $238,000 is expected to be incurred at the Carnegie Center property in connection with the Partnership's efforts to secure new tenants to lease the available space. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such costs.

During the years ended December 31, 1996 and 1995, approximately $75,000 and $167,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur approximately $140,000 of non-recurring maintenance and repair expenses at its properties during 1997. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the aggregate amount of $7,485,429 was distributed to the Partners during 1996. Of this amount, $2,169,903 was generated from Distributable Cash from Operations, and $5,315,526 was generated from Distributable Cash from Sales or Financings. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                           From Distributable      From Distributable
                               Cash From               Cash From
                               Operations         Sales or Financings
                               ----------         -------------------

Investors                       $2,148,204             $4,582,350
John Hancock Limited Partner             -                733,176
General Partner                     21,699                      -
                                ----------             ----------
     Total                      $2,169,903             $5,315,526
                                ==========             ==========

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The amount distributed to Investors from Distributable Cash from Operations during 1996 represented a 5% annualized return on Investors' Invested Capital.

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during 1996:

                           1300 North     Marlboro Sq.  Crossroads Sq.    Carnegie      Warner Pl.
                          Dutton Ave.    Shopping Ctr.  Shopping Ctr.      Center     Shopping Ctr.
                          -----------    -------------  -------------      ------     -------------
Square Feet                    24,120          42,150       174,196        128,059         92,848

Occupancy at
  January 1, 1996                  0%             69%           93%            56%           100%
                                 ====            ====          ====           ====           ====

New Leases                       100%             27%            0%             8%             0%

Lease Renewals                     0%              8%            5%            11%             0%

Leases Expired                     0%             26%            0%             0%             0%

Occupancy at
  December 31, 1996              100%             70%           93%            64%           100%
                                 ====            ====          ====           ====           ====
Leases Scheduled to
Expire During 1997                 0%              0%            3%             3%             3%
                                 ====            ====          ====           ====           ====
Leases Scheduled to
Commence During 1997               0%              0%            0%             2%             0%
                                 ====            ====          ====           ====           ====

All of the rentable space at the 1300 North Dutton Avenue property became vacant when the former tenant's lease expired on January 31, 1995 and remained vacant until October 1996. During July 1996, the General Partner entered into a lease on behalf of the Partnership with a new tenant, Union Oil Company of California, to take occupancy of the entire property. The lease, which commenced in October 1996, is for a five year term with a base rent of approximately $355,000 for the first lease year. The Partnership incurred approximately $685,000 in leasing costs in connection with this lease during 1996. Due to this new lease at the property and current favorable real estate market conditions in Santa Rosa, California, the General Partner listed the 1300 North Dutton Avenue property for sale during October 1996.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
At December 31, 1996, Marlboro Square's occupancy was 70%. During 1996, new leases on 27% of the property were executed, but leases on 26% of the property expired. Of the new leases, one tenant, occupying approximately 7% of the property, has not met its rental obligations since the lease commenced in December 1996. The General Partner will pursue collection of all past due rental amounts owed by this tenant as well as all future obligations not met by this tenant.

The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish during 1997 based upon both the lack of demand and increase in retail space in the area. The increase in retail space is due to a new retail development near to the Marlboro Square property which commenced operations during August 1996.
The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

During 1994, a tenant that had occupied 45% of the Carnegie Center property did not renew its leases upon their expirations and, as a result, the property's occupancy declined to 35%. Carnegie Center's occupancy was 64% at December 31, 1996 and increased to 66% as of the date hereof with the addition of a new tenant that took occupancy of approximately 3,000 square feet in February 1997. The Cincinnati area has an oversupply of industrial space which has resulted in increased competition among landlords for available tenants. Rental rates and concessions are priced aggressively in an effort to secure new tenants as well as retain existing tenants at the property.

A tenant at the Crossroads Square property, with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the current favorable real estate market conditions in the area where Crossroads Square is located, the General Partner did not agree to a reduced rental amount. This tenant has since resumed paying its rent, but it remains two months in arrears on its past due rental obligations. The General Partner will pursue full collection of this past due rental amount and any future rental obligations not met by this tenant.

A tenant at the Warner Plaza property with a lease for approximately 13,000 square feet, or 14% of the property, vacated its space during August 1996. The tenant continues to make all rental payments due under the lease.
Under the terms of its lease, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with the former tenant. In addition, one tenant at the property that occupied approximately 1,600 square feet, or 2% of the property, had a clause in its lease allowing it to terminate its lease if this above described tenant vacates the property. This tenant terminated its lease, which had been scheduled to expire in August 2000, effective February 24, 1997.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources (continued)
-------------------------------------------
The General Partner believes that, based upon the current occupancy and tenant mix at Crossroads Square and Warner Plaza, as well as the current real estate market conditions in the areas in which these properties are located, these properties should provide the Partnership with stable income performance during 1997.

During the second quarter of 1996, the General Partner had the Marlboro Square Shopping Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,650,000. The net book value of the Marlboro Square Shopping Center property of approximately $2,309,000 at June 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and to the independent appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were not expected to exceed its then net book value. Therefore, a write-down of $660,000, representing the difference between the property's net book value and its estimated market value (and not its estimated future undiscounted cash flows), was required at June 30, 1996. Weak absorption of available retail space in Marlboro, Massachusetts, in general, has contributed to the decline in this property's value. The General Partner evaluated Marlboro Square's carrying value at December 31, 1996 in comparison to the estimated future undiscounted cash flows and determined that no further impairment in value existed and, therefore, an additional write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $5,254,000.

During the third quarter of 1996, the General Partner had the Carnegie Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $3,800,000. The carrying value of the Carnegie Center property of approximately $5,098,000 at September 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value and, therefore, a write-down in value was not required at September 30, 1996.

The General Partner evaluated the carrying value of the Carnegie Center property of approximately $5,047,000 at December 31, 1996 in comparison to its estimated future undiscounted cash flows and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore, a write-down of $1,247,093, representing the difference between the property's carrying value and its estimated current market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1996. Since the date of the independent appraisal, the General Partner's estimate of future lease acquisition costs has increased, causing the property's estimated future undiscounted cash flows to not exceed its carrying value. An excess of supply over demand for industrial space in Cincinnati, Ohio, in general, has contributed to the decline in this property's value. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $8,005,000.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1996 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no impairment in values exist with respect to these properties and no write-downs were recorded as of December 31, 1996. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
Average occupancy for the Partnership's properties was as follows:
                                               Years ended December 31,
                                               1996      1995       1994
                                               ----      ----       ----
  1300 North Dutton Avenue Office Complex        25%        8%      100%
  Marlboro Square Shopping Center                81%       73%       81%
  Crossroads Square Shopping Center              93%       94%       94%
  Carnegie Center Office/Industrial              61%       47%       65%
  Warner Plaza Shopping Center                  100%       99%       97%
  J.C. Penney Credit Operations Center           N/A       N/A      100%

Results of Operations - 1996 compared with 1995

The Partnership generated a net loss of $851,115 for the year ended December 31, 1996 as compared to net income of $1,551,706 during the year ended December 31, 1995. Included in the results for 1996 are write-downs in the value of two of the Partnership's properties in the aggregate amount of $1,907,093. Included in the results for 1995 is a non-recurring gain in the amount of $128,539 resulting from the sale of the J.C. Penney Credit Operations Center (J.C. "Penney") in December 1995 and approximately $438,000 of net income generated at the J.C. Penney property during 1995. Also, the Partnership's 1995 results reflect the collection of a one time payment of approximately $82,000 made by the former tenant at the 1300 North Dutton Avenue property because of alterations it made to the property without the consent of the General Partner, as required under the terms of its lease agreement. Excluding the amounts described above, the Partnership's net income increased by 17% during 1996 as compared to 1995 as a result of increases in the performance of the Carnegie Center, Warner
Plaza and 1300 North Dutton Avenue properties.   Partially offsetting these
increases were a decrease in the performance of the Marlboro Square property and increases in the Partnership's general and administrative expenses and amortization of lease acquisition costs.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Rental income for the year ended December 31, 1996 decreased by $450,762, or 15%, as compared to 1995. This decrease was primarily due to the sale of J.C. Penney. Excluding the rental income generated by J.C. Penney during 1995, rental income increased by 6% during 1996 as compared to 1995. This increase is primarily due to increases in rental income at the 1300 North Dutton Avenue and Carnegie Center properties which were partially offset by a decrease in rental income at the Marlboro Square property. Rental income increased by 190% and 35% between periods at the 1300 North Dutton Avenue and Carnegie Center properties, respectively, primarily due to an increase in average occupancy at the properties. Although average occupancy increased between periods at Marlboro Square, rental income decreased by 18% primarily due to a significant reduction in the rental rate paid by the anchor tenant at the property. Rental income also decreased at Marlboro Square because rental rates on leases executed during 1995 and 1996 were less than the rates contracted and paid by previous tenants at the property. Rental income at the Crossroads Square and Warner Plaza properties was consistent between periods.

Depreciation expense for the year ended December 31, 1996 decreased by $179,535, or 19%, as compared to the same period in 1995. This decrease is primarily due to the sale of J.C. Penney.

The Partnership's share of property operating expenses for the year ended December 31, 1996 decreased by $179,985, or 37%, as compared to the same period in 1995. This decrease is primarily due to decreases in the Partnership's share of operating expenses at the Carnegie Center and Warner Plaza properties partially offset by an increase in the Partnership's share of property operating expenses at the 1300 North Dutton Avenue property.

Property operating expenses at the Carnegie Center property decreased by 51% as compared to 1995. The property incurred approximately $25,000 and $87,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. Excluding these amounts, the Partnership's share of property operating expenses at Carnegie Center decreased by 39%, as a result of an increase in average occupancy at the property and, therefore, an increase in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses decreased at the Warner Plaza property by 57% in 1996 as compared to 1995. The property incurred approximately $21,000 and $54,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. Excluding these amounts, the Partnership's share of property operating expenses at Warner Plaza decreased by 53% in 1996 as compared to 1995. This decrease primarily resulted because the accrual of tenant reimbursements due for 1995 and payable in 1996 was understated. Therefore, when the actual 1995 reimbursements were collected in 1996, it had the effect of reducing the Partnership's share of property operating expenses in 1996.

The Partnership's share of property operating expenses at the Crossroads Square property were consistent between periods. The property incurred approximately $20,000 and $22,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
The Partnership's share of property operating expenses at the 1300 North Dutton Avenue property increased by 7% in 1996 as compared to 1995 primarily due to the fact that the property was unoccupied during 1995 and only minor routine maintenance and repair expenses were incurred during that time. A new tenant took occupancy of the property in October 1996.

General and administrative expenses for the year ended December 31, 1996 increased by $123,770, or 52%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint filed against the Partnership during February 1996. (For further information regarding the class action complaint, see Item 3-Legal Proceedings). Excluding this amount, general and administrative expenses increased by 6% between years primarily due an increase in the time required to be expended by the General Partner in connection with its efforts to secure a tenant at the 1300 North Dutton Avenue property and to secure new leases at the Marlboro Square and Carnegie Center properties.

Amortization of deferred expenses for the year ended December 31, 1996 increased by $75,970, or 57%, as compared to 1995 primarily due to the amortization of lease acquisition costs related to leasing activity which occurred at the Partnership's properties during both 1996 and 1995.

Management fee expense, which is equal to 3.5% of Cash from Operations, decreased by $7,320, or 9%, during 1996 as compared to 1995. This decrease was due to a decline in Cash from Operations between periods primarily resulting from the sale of J.C. Penney.

As referred to above, during 1996, the General Partner determined that the values of the Carnegie Center and Marlboro Square Shopping Center properties had been impaired. As a result, the Partnership reduced the carrying amount of the Carnegie Center and Marlboro Square properties by $1,247,093 and $660,000, respectively, and these amounts were charged directly to operations.


Results of Operations - 1995 compared with 1994

Net income for the year ended December 31, 1995 was $1,551,706 as compared to net income of $1,497,221 in 1994. Included in the results for 1995 is a non-recurring gain in the amount of $128,539 resulting from the sale of the J.C. Penney Credit Operations Center on December 29, 1995. Included in the results for 1994 is a write-down of $512,000 of the value of the Carnegie Center property. Excluding these amounts, net income decreased by 29% in 1995 as compared to 1994 due to declines in the performance of the Carnegie Center, 1300 North Dutton Avenue and Marlboro Square properties. These declines were partially offset by increases in the performance of the Crossroads Square and Warner Plaza properties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Rental income for the year ended December 31, 1995 decreased by $553,075, or 15%, as compared to 1994, primarily due to declines in rental income at the 1300 North Dutton Avenue, Marlboro Square and Carnegie Center properties, which were partially offset by increases in rental income at the Crossroads Square and Warner Plaza properties. Rental income at the 1300 North Dutton Avenue property decreased by 92% in 1995 as compared to 1994 because the lease held by the sole tenant at the property expired on January 31, 1995 and the property remained vacant through the remainder of 1995. Rental income at the Marlboro Square property decreased by 23% in 1995 as compared to 1994 primarily due to a decline in average occupancy between years. Rental income at Marlboro Square declined further in 1995 due to a significant reduction in the rental rate paid by the anchor tenant after June 1, 1995. Rental income at the Carnegie Center property decreased by 39% in 1995 as compared to 1994 primarily due to a significant decrease in average occupancy at the property. Rental income at the Crossroads Square property increased by 4% in 1995 as compared to 1994 primarily due to an increase in the rental rates paid by certain tenants. Rental income at the Warner Plaza property increased by 6% in 1995 as compared to 1994 primarily due to an increase in average occupancy as well as increases in rental rates paid by certain tenants. Rental income at the J.C. Penney property was consistent between years.

Interest income for the year ended December 31, 1995 increased by $62,304, or 56%, as compared to 1994. This increase was primarily due to an increase in the interest rates earned on the Partnership's working capital reserves during 1995 as well as an increase in the amount of such reserves.

The Partnership's share of property operating expenses for the year ended December 31, 1995 decreased by $173,463, or 55%, as compared to 1994 primarily due to increases in the Partnership's share of property operating expenses at the Carnegie Center, Marlboro Square and Warner Plaza properties partially offset by a decrease in the Partnership's share of property operating expenses at the 1300 North Dutton Avenue property.

The Partnership's share of property operating expenses at the Carnegie Center property increased during 1995 by 142% as compared to 1994. The property incurred approximately $87,000 and $31,000 of non-recurring maintenance and repair expenses during 1995 and 1994, respectively. Excluding these amounts, the Partnership's share of property operating increased by 55%. This increase is primarily due to a decline in average occupancy at the property and, therefore, a decline in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses at Marlboro Square increased by 39% in 1995 as compared to 1994. This increase is primarily due to a decrease in occupancy at the property, and therefore, decreases in tenant reimbursements for such expenses. Minor increases in real estate taxes, maintenance and repair expenses and management fees also contributed to the increase in 1995 as compared to 1994.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
The Partnership's share of property operating expenses increased at the Warner Plaza property by 22% in 1995 as compared to 1994. The property incurred approximately $54,000 and $32,000 of non-recurring maintenance and repair expenses during 1995 and 1994, respectively. Excluding these amounts, the Partnership's share of property operating expenses at Warner Plaza increased by 21% in 1995 as compared to 1994 primarily due to an increase in real estate taxes.

The Crossroads Square property incurred approximately $22,000 and $14,000 of non-recurring maintenance and repair expenses during 1995 and 1994, respectively. Excluding these amounts, the Partnership's share of property operating expenses was consistent between periods.

The Partnership's share of property operating expenses at the 1300 North Dutton Avenue property decreased by 22% in 1995 as compared to 1994. The sole tenant occupying the 1300 North Dutton Avenue property did not renew its lease upon its expiration on January 31, 1995 and vacated its space during 1994. As a result, only minor routine maintenance expenses were incurred subsequent to the tenant vacating the space, resulting in a decrease in the Partnership's share of property operating expenses during 1995 as compared to 1994.

General and administrative expenses for the year ended December 31, 1995 increased by $34,662, or 17%, as compared to 1994. The increase in 1995 as compared to 1994 is primarily due to an increase in the time required to be expended by the General Partner and expenses incurred in connection with managing the Partnership's properties, including actions taken in the attempt to increase their occupancies and sell the J.C. Penney Credit Operations Center. In addition, general and administrative expenses increased during 1995 as compared to 1994 due to an increase in postage charges on investor mailings resulting from the increase in postal rates.

Amortization of deferred expenses for the year ended December 31, 1995 decreased by $15,174, or 10%, as compared to 1994. The decrease in 1995 as compared to 1994 was primarily due to the expiration of certain leases at the 1300 North Dutton Avenue, Marlboro Square and Warner Plaza properties and the full amortization of the related deferred leasing costs. This decrease in 1995 as compared to 1994 was partially offset by an increase in deferred expenses relating to leasing costs incurred at the Carnegie Center property during 1995.

During 1994, the General Partner determined that the value of the Carnegie Center property had been permanently impaired. As a result, the carrying value of the property was reduced by $512,000 and this amount was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1997.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1996         1995        1994         1993         1992
                                           ----         ----        ----         ----         ----
Net cash provided by
 operating activities (a)               $2,239,462  $2,431,249   $3,118,434  $2,853,183   $2,907,816
Net change in operating assets
 and liabilities (a)                     (201,460)      77,507        7,210      17,432       83,153
                                         ---------   ---------     --------    --------     --------
Cash provided by operations (a)          2,038,002   2,508,756    3,125,644   2,870,615    2,990,969
Increase in working capital reserves             -   (194,438)    (811,326)   (324,865)    (213,789)
Add:    Accrual basis Partnership
        management fee                      76,619      83,939       83,939      89,101      104,854
                                         ---------   ---------     --------    --------     --------
Cash from operations (b)                 2,114,621   2,398,257    2,398,257   2,634,851    2,882,034
Decrease in working capital reserves        74,507           -            -           -            -
Less:   Accrual basis Partnership
        management fee                    (76,619)    (83,939)     (83,939)    (89,101)    (104,854)
                                         ---------   ---------     --------    --------     --------
Distributable cash from
 operations (b)                         $2,112,509  $2,314,318   $2,314,318  $2,545,750   $2,777,180
                                        ==========  ==========   ==========  ==========   ==========

Allocation to General Partner              $21,125     $23,143      $23,143     $25,458      $27,772
Allocation to John Hancock
 Limited Partner                                 -           -            -           -            -
Allocation to Investors                  2,091,384   2,291,175    2,291,175   2,520,292    2,749,408
                                         ---------   ---------     --------    --------     --------
Distributable cash from
 operations (b)                         $2,112,509  $2,314,318   $2,314,318  $2,545,750   $2,777,180
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

On February 14, 1997, the Partnership made a cash distribution of $515,972 to the Investors representing a 5% annualized return to all Investors at December 31, 1996, based on Distributable Cash from Operations for the quarter then ended. The General Partner anticipates that the Partnership will be able to make cash distributions from Distributable Cash from Operations in each of the four quarters of 1997 comparable to those made during 1996.

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

         Name                        Title                            Age
         ----                        -----                            ---
   William M. Fitzgerald      President and Director                   53
   Malcolm G. Pittman, III    Director                                 45
   Susan M. Shephard          Director                                 44
   Richard E. Frank           Treasurer (Chief Accounting Officer)     35

The term of office and other positions held by the persons listed above appear in paragraph (e) below.

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

         Name                        Title                            Age
         ----                        -----                            ---
     Edward P. Dowd           Senior Vice President of                 54
                              John Hancock's Real Estate
                              Investment Group

     Kevin McGuire            Vice President of John Hancock's         50
                              Real Estate Investment Group,
                              President of John Hancock Realty
                              Services Corp. and subsidiaries

         Name                        Title                            Age
         ----                        -----                            ---
     Stephen Kindl            Senior Investment Officer of             39
                              John Hancock's Real Estate
                              Investment Group, Assistant Vice
                              President of John Hancock Realty
                              Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 53) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1997. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman III (age 45) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1997. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 44) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1997. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 35) joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 54) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 50) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 39), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1996 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the Commonwealth of Massachusetts Pension Reserve Investment Trust Fund, the greater than ten percent holder of the Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1996 fiscal year.

Item 11 - Executive Compensation

None of the officers or directors of the General Partner or any of the Real Estate Investment Committee members referred to in Item 10(c) receive any current or proposed direct remuneration from the Partnership in their capacities as officers, directors or Real Estate Investment Committee members, pursuant to any standard arrangements or otherwise, nor is any such remuneration currently proposed. In addition, the Partnership has not given and does not propose to give any options, warrants or rights, including stock appreciation rights, to any such persons in such capacities. No long-term incentive plan exists with any such persons in such capacities and no remuneration plan or arrangement exists with any such persons resulting from resignation, retirement or any other termination. Therefore, tables relating to these topics have been omitted.

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1996 and does not currently have such a committee. During the 1996 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's or its Affiliates' compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

   No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1996, except as follows:

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

Item 13 - Certain Relationships and Related Transactions

See Note 6 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates (as defined in the Partnership Agreement) during the years ended 1996, 1995 and 1994.

The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner or its Affiliates performed in good faith on behalf of the Partnership, subject to certain specified exceptions, as described in the following paragraph.

The Partnership Agreement provides that General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner may receive a Partnership Management Fee (defined in the Partnership Agreement) for managing the normal operations of the Partnership in an amount equal to 3.5% of cash flow from operations. In such circumstances the General Partner was paid a Partnership Management Fee totaling $76,619, $83,939 and $83,939 during the years ended December 31, 1996, 1995 and 1994, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee (defined in the Partnership Agreement) for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties; therefore, the Partnership did not pay any such fees during the years ended December 31, 1996, 1995 or 1994.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations.
The Partnership reimbursed the General Partner for $171,710, $151,675 and $118,293 of such expenses during the years ended December 31, 1996, 1995 and 1994, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee (defined in the Partnership Agreement) in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees to the General Partner during the years ended December 31, 1996, 1995 or 1994.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $21,125, $23,143 and $23,143 for the years ended December 31, 1996, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1996, 1995 and 1994 fiscal years.

A share of Cash from Sales or Financings (defined in the Partnership Agreement) may be distributable to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $0, $733,176 and $0 during the years ended December 31, 1996, 1995 and 1994, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during the years ended 1996, 1995 or 1994.

A share of the Partnership's profits or losses for tax purposes (defined in the Partnership Agreement) is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits or losses were profits of $11,303, $14,802 and $21,281 during the years ended December 31, 1996, 1995 and 1994, respectively. The John Hancock Limited Partner's share of such profits or losses were losses of $48,573, $74,321 and $56,684 during the years ended December 31, 1996, 1995 and 1994 respectively.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                              Years Ended December 31,
                                             1996       1995        1994
                                             ----       ----        ----
  Partnership management
   fee expense                             $76,619    $83,939    $83,939
  Reimbursement for operating
   expenses                                171,710    151,675    118,293
  General Partner's share of
   Distributable Cash from Operations       21,125     23,143     23,143
  John Hancock Limited Partner's share
   of Cash from Sales or Financings              -    733,176          -
  General Partner's share of profits
   for tax purposes                         11,303     14,802     21,281
  John Hancock Limited Partner's share
   of losses for tax purposes             (48,573)   (74,321)   (56,684)

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

     10.3   Documents relating to
            1300 North Dutton Avenue

       (a)  Agreement of Purchase and Sale        Exhibit 10.3(a) to
            dated September 30, 1986, and         the Post-Effective
            First Amendment to Agreement of       Amendment No. 1 to
            Purchase and Sale dated               the Partnership's
            October 22, 1986, between             Form S-11
            Park Campus Associates and            Registration Statement
            John Hancock Realty Income Fund       (File 33-6451)
            Limited Partnership*

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

       (b)  Agreement Concerning Subcontracting   Exhibit 10.9(b) to the
            of Management Services Pertaining     Partnership's Report on
            to John Hancock Realty Income Fund    Form 10-K dated
            Limited Partnership dated             December 31, 1993
            May 28, 1993 between John Hancock     (File 0-15680)
            Realty Equities,Inc., Hancock
            Realty Investors, Incorporated
            and John Hancock Mutual Life
            Insurance Company*

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

(b)   No reports on Form 8-K were filed during the quarter ended December
      31, 1996.

(c)   Exhibits - See Item 14 (a) (3) of this Report.

(d)   Financial Statement Schedules - The response to this portion of Item
      14 is submitted as a separate section of this     Report commencing
      on Page F-17.


  +Filed herewith
  *Incorporated by reference

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

                              JOHN HANCOCK REALTY INCOME FUND
                              LIMITED PARTNERSHIP

                              By:  John Hancock Realty Equities, Inc.
                                   General Partner

                              By:  WILLIAM M. FITZGERALD
                                   --------------------------------
                                   William M. Fitzgerald, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1997.

   Signatures                         Title
  -----------                         ------

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



                       YEAR ENDED DECEMBER 31, 1996



           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      (ITEMS 8 AND 14(a)(1) AND (2))



1.   Financial Statements:                                           Page

     Report of Independent Auditors                                   F-3

     Balance Sheets at December 31, 1996 and 1995                     F-4

     Statements of Operations for the Years Ended
     December 31, 1996, 1995 and 1994                                 F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1996, 1995 and 1994                                 F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994                                 F-7

     Notes to Financial Statements                                    F-8


2.   Financial Statement Schedules:

     Schedule III:    Real Estate and Accumulated Depreciation        F-17



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           ERNST & YOUNG LLP

Boston, Massachusetts
February 14, 1997, except for
Note 8, as to which the
date is March 18, 1997

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                                 1996           1995
                                                 ----           ----
Current assets:
 Cash and cash equivalents                   $2,197,847     $8,397,420
 Restricted cash                                  5,799          4,946
 Other current assets                            78,999        183,696
 Property held for sale                       2,678,599              -
                                             ----------     ----------
   Total current assets                       4,961,244      8,586,062

Investment in property:
 Land                                         6,198,330      7,511,167
 Buildings and improvements                  17,991,609     24,094,055
                                             ----------     ----------
                                             24,189,939     31,605,222
 Less:    accumulated depreciation          (4,214,134)    (7,165,026)
                                             ----------     ----------
                                             19,975,805     24,440,196

Long-term restricted cash                        53,333         44,659

Deferred expenses, net of accumulated
 amortization of $361,132 in 1996 and
 $604,967 in 1995                               384,808        534,527
                                             ----------     ----------
   Total assets                             $25,375,190    $33,605,444
                                             ==========     ==========

                     LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses         $340,087       $282,398
 Accounts payable to affiliates                 108,961         60,360
                                             ----------     ----------
   Total current liabilities                    449,048        342,758

Partners' equity/(deficit):
 General Partner's deficit                    (230,844)      (200,634)
 Limited Partners' equity                    25,156,986     33,463,320
                                             ----------     ----------
   Total partners' equity                    24,926,142     33,262,686
                                             ----------     ----------
   Total liabilities and partners' equity   $25,375,190    $33,605,444
                                             ==========     ==========



                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS

                                               Years Ended December 31,
                                            1996         1995        1994
                                            ----         ----        ----

Income:
  Rental income                         $2,614,989  $3,065,751   $3,618,826
  Interest income                          171,767     173,286      110,982
  Other income                                   -      82,008            -
  Gain on sale of property                       -     128,539            -
                                        ----------  ----------   ----------
   Total income                          2,786,756   3,449,584    3,729,808

Expenses:
  Depreciation                             772,298     951,833      967,493
  Property operating expenses              311,439     491,424      317,961
  General and administrative expenses      360,696     236,926      202,264
  Amortization of deferred expenses        209,726     133,756      148,930
  Management fee                            76,619      83,939       83,939
  Property write-downs                   1,907,093           -      512,000
                                        ----------  ----------   ----------
   Total expenses                        3,637,871   1,897,878    2,232,587
                                        ----------  ----------   ----------
   Net (loss)/income                    ($851,115)  $1,551,706   $1,497,221
                                        ==========  ==========   ==========


Allocation of net (loss)/income:
  General Partner                         ($8,511)     $15,517      $14,972
  John Hancock Limited Partner           (329,810)    (60,357)     (77,909)
  Investors                              (512,794)   1,596,546    1,560,158
                                        ----------  ----------   ----------
                                        ($851,115)  $1,551,706   $1,497,221
                                        ==========  ==========   ==========

Net (loss)/income per Unit                 ($5.60)      $17.42      $17.02
                                        ==========  ==========   ==========














                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1996, 1995 and 1994

                                                           General      Limited
                                                           Partner      Partners        Total
                                                           -------      --------        -----
Partners' equity/(deficit) at January 1, 1994
 (91,647 Units outstanding)                              ($184,837)    $35,027,232    $34,842,395


Less:  Cash distributions                                  (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                            14,972      1,482,249      1,497,221
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1994
 (91,647 Units outstanding)                               (193,008)     34,218,306     34,025,298

Less:  Cash distributions                                  (23,143)    (2,291,175)    (2,314,318)

Add:   Net income                                            15,517      1,536,189      1,551,706
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                               (200,634)     33,463,320     33,262,686

Less:  Cash distributions                                  (21,699)    (7,463,730)    (7,485,429)

Add:   Net loss                                             (8,511)      (842,604)      (851,115)
                                                          ---------    -----------    -----------

Partners' equity/(deficit) at December 31, 1996
 (91,647 Units outstanding)                              ($230,844)    $25,156,986    $24,926,142
                                                         ==========    ===========    ===========














                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                               1996            1995          1994
                                                               ----            ----          ----
Operating activities:
Net (loss)/income                                           ($851,115)     $1,551,706     $1,497,221
 Adjustments to reconcile net (loss)/income to
 net cash provided by operating activities:

   Amortization of deferred expenses                           209,726        133,756        148,930
   Depreciation                                                772,298        951,833        967,493
   Property write-downs                                      1,907,093              -        512,000
   Gain on sale of property                                          -      (128,539)              -
                                                            ----------     ----------     ----------
                                                             2,038,002      2,508,756      3,125,644
 Changes in operating assets and liabilities:
   Increase in restricted cash                                 (9,527)        (4,982)        (4,850)
   Decrease/(increase) in other current assets                 104,697      (115,342)          6,011
   Increase/(decrease) in accounts payable and
     accrued expenses                                           57,689         30,422        (5,208)
   Increase/(decrease) in accounts payable
     to affiliates                                              48,601         12,395        (3,163)
                                                            ----------     ----------     ----------
      Net cash provided by operating activities              2,239,462      2,431,249      3,118,434

Investing activities:
 Proceeds from sale of property                                      -      5,392,032              -
 Increase in deferred expenses                               (953,606)      (236,542)       (38,920)
                                                            ----------     ----------     ----------
      Net cash (used in)/provided by investing
        activities                                           (953,606)      5,155,490       (38,920)

Financing activities:
 Cash distributed to Partners                              (7,485,429)    (2,314,318)    (2,314,318)
                                                            ----------     ----------     ----------
      Net cash used in financing activities                (7,485,429)    (2,314,318)    (2,314,318)
                                                            ----------     ----------     ----------
      Net (decrease)/increase in cash and
        cash equivalents                                   (6,199,573)      5,272,421        765,196

      Cash and cash equivalents at
        beginning of year                                    8,397,420      3,124,999      2,359,803
                                                            ----------     ----------     ----------
      Cash and cash equivalents at
        end of year                                         $2,197,847     $8,397,420     $3,124,999
                                                            ==========     ==========     ==========


                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1995, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,142 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

2. Significant Accounting Policies (continued)
   ------------------------------------------
     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows, and has been designated as current or long-term, based upon the term of the related lease agreement.

     Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

     The net (loss)/income per Unit for each year is computed by dividing the Investors' share of net (loss)/income by the number of Units outstanding during each year.

     No provision for income taxes has been made in the financial statements as such taxes are the responsibility of the individual partners and not of the Partnership.

     In the fourth quarter of 1995, the Partnership adopted the Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (the "Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

3. The Partnership Agreement (continued)
   -------------------------------------
     Profits from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses from the normal operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

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

     Neither the General Partner nor any Affiliate (as defined in the Partnership Agreement) of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:
                                                        December 31,
                                                     1996           1995
                                                     ----           ----
     1300 North Dutton Avenue Office Complex              $-     $2,835,779
     Marlboro Square Shopping Center               1,649,130      3,183,643
     Crossroads Square Shopping Center            12,266,920     12,266,920
     Carnegie Center Office/Warehouse              3,800,000      6,844,991
     Warner Plaza Shopping Center                  6,473,889      6,473,889
                                                ------------    -----------
        Total                                    $24,189,939    $31,605,222
                                                ============    ===========

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

     During 1996, the General Partner determined that the estimated future undiscounted cash flows from the Carnegie Center and Marlboro Square Shopping Center properties were less than their respective carrying amounts, due, in general, to weak real estate market conditions for similar properties in the areas where these properties are located. Accordingly, the Partnership wrote-down the carrying amounts of the Carnegie Center and Marlboro Square Shopping Center by $1,247,093 and $660,000, respectively. These write-downs represent the difference between the property's carrying value and its estimated fair market value.

     During 1994, the General Partner determined that the estimated future undiscounted cash flows from the Carnegie Center property were less than the property's carrying value, due in general, to weak real estate market conditions for similar properties in the area where the property is located. Accordingly, the Partnership wrote-down the carrying value of the Carnegie Center by $512,000, representing the difference between the property's carrying value and its estimated future undiscounted cash flows.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4. Investment in Property (continued)
   ----------------------
     The General Partner listed the 1300 North Dutton Avenue for sale during October 1996. Accordingly, this property is classified in "Property Held For Sale" on the Balance Sheet at December 31, 1996 at its carrying value, which is not in excess of its estimated fair value less selling costs. The General Partner believes that this property will be sold during 1997. The 1300 North Dutton Avenue property only contributed approximately 2% of the Partnership's net cash from operations primarily because the property was vacant for most of the year,.

     The Partnership leases its properties to non-affiliated tenants under primarily long-term operating leases.

     At December 31, 1996, future minimum rentals on non-cancelable leases relating to the above properties were as follows:
                       1997               $2,459,074
                       1998                2,190,344
                       1999                1,807,765
                       2000                1,594,592
                       2001                1,517,586
                       Thereafter          7,762,555
                                          ----------
                       Total             $17,331,916
                                          ==========
5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                 Unamortized Balance at
                                                                      December 31,
      Description                                                 1996            1995
      -----------                                                 ----            ----
      $114,494 of acquisition fees paid to the General
      Partner.  This amount was amortized over a period
      of thirty years prior to June 30, 1993.  Subsequent
      to June 30, 1993, the unamortized balance is
      amortized over a period of fifty-four months.              $21,415        $42,829

      $368,673 of tenant improvements.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                               187,716        256,271

      $262,773 of lease commissions.  These amounts
      are amortized over the terms of the leases to
      which they relate.                                         175,677        235,427
                                                               ---------       --------
                                                                $384,808       $534,527
                                                               =========      =========

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                              Years Ended December 31,
                                             1996       1995        1994
                                             ----       ----        ----
      Reimbursement for operating
        expenses                          $171,710   $151,675   $118,293
      Partnership management fee
        expense                             76,619     83,939     83,939
                                          --------   --------   --------
          Total                           $248,329   $235,614   $202,232
                                          ========   ========   ========

     These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. Accordingly, the Partnership has accrued $41,475, which amount is included in the Statements of Operations, and represents the Partnership's share of the costs incurred by the General Partner and its affiliates relating to the class action complaint.

     Accounts payable to affiliates represents amounts due to the General Partner or its affiliates for various services provided to the Partnership, including amounts to indemnify the General Partner or its affiliates for claims incurred by them in connection with their actions as General Partner of the Partnership. All amounts accrued by the Partnership to indemnify the General Partner or its affiliates for legal fees incurred by them shall not be paid unless or until all conditions set forth in the Partnership Agreement for such payment have been fulfilled.

     The General Partner serves in a similar capacity for two other affiliated real estate limited partnerships.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

7. Federal Income Taxes
   --------------------
     A reconciliation of the net (loss)/income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                             1996           1995           1994
                                                             ----           ----           ----
      Net (loss)/income per Statements of
        Operations                                       ($851,115)     $1,551,706     $1,497,221

      Add/(deduct):   Excess of book gain over tax
                        gain on disposition of assets             -      (260,176)              -
                      Excess of tax depreciation
                        over book depreciation             (87,266)       (44,106)       (31,514)
                      Excess of book amortization
                        over tax amortization                96,919         70,286         67,356
                      Other income/(loss)                         -          3,573              -
                      Reduction of property carrying
                        value                             1,907,093              -        512,000
                      Other expenses                         64,715        158,875         83,085
                                                         ----------     ----------     ----------
      Net income for federal income tax purposes         $1,130,346     $1,480,158     $2,128,148
                                                         ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                             1996           1995           1994
                                                             ----           ----           ----
      Aggregate cost, book purposes                     $24,189,939    $28,769,443    $28,769,443

      Add/(deduct):   Costs capitalized for federal income
                        tax purposes, cumulative            370,203        329,109        170,235
                      Book basis property write-downs,
                        cumulative                       10,887,498      6,307,993      6,307,993
                                                         ----------     ----------     ----------
      Aggregate cost, federal income tax purposes       $35,447,640    $35,404,545    $35,247,671
                                                         ==========     ==========     ==========

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

8.   Contingencies
     -------------
     In February 1996, a putative class action complaint was filed in the Superior Court in Essex County, New Jersey by a single investor in a limited partnership affiliated with the Partnership. The complaint named as defendants the Partnership, the General Partner, certain other Affiliates of the General Partner, and certain unnamed officers, directors, employees and agents of the named defendants. The plaintiff sought unspecified damages stemming from alleged misrepresentations and omissions in the marketing and offering materials associated with the Partnership and two limited partnerships affiliated with the Partnership. On March 18, 1997, the court certified a class of investors who were original purchasers in the Partnership.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, the Partnership has accrued $41,475 for the year ended December 31, 1996, which amount is included in the Statement of Operations and represents the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint.

     At the present time, the General Partner can not estimate the impact, if any, of the potential indemnification claims on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

9. Subsequent Events
   -----------------
     On February 14, 1997, the Partnership made a cash distribution of $515,972 to the Investors representing a 5% annualized return to all Investors of record at December 31, 1996, based on Distributable Cash from Operations for the quarter then ended.

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996

                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                   ----------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
Marlboro Square Shopping Center
Marlboro, MA                 -    $1,700,000 $  3,431,725   $121,775   ($3,604,370)    $345,000  $1,304,130   $1,649,130

Crossroads Square Shopping Center
Jacksonville, FL             -     3,910,000   10,582,095     74,825    (2,300,000)   3,266,000   9,000,920   12,266,920

Carnegie Center Office/Warehouse
Cincinnati, OH               -       400,000    6,824,894    132,097    (3,556,991)     315,000   3,485,000    3,800,000

Warner Plaza Shopping Center
Chandler, AZ                 -     2,800,000    5,069,990     30,035    (1,426,136)   2,272,330   4,201,559    6,473,889
                            --    ----------  -----------  ---------     ----------  ---------- -----------  -----------
     Total                   -    $8,810,000  $25,908,704   $358,732  ($10,887,497)  $6,198,330 $17,991,609  $24,189,939
                            ==    ==========  ===========   ========     ==========  ========== ===========  ===========


                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1996

                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Marlboro Square Shopping Center
Marlboro, MA                        $26,460              1986         2/17/87        30 Years  (3)
                                                                                     15 Years  (4)

Crossroads Square Shopping Center
Jacksonville, FL                  2,875,103              1986         11/20/87       30 Years  (3)

Carnegie Center Office/Warehouse
Cincinnati, OH                            -              1986         12/22/87       30 Years  (3)

Warner Plaza Shopping Center
Chandler, AZ                      1,315,571              1985         2/25/88        30 Years  (3)
                                -----------

     Total                       $4,214,134
                                ===========

(1)   These write-downs represent impairment in the values of the properties based upon the General
      Partner's estimates.
      For a further discussion relating to the determination of property write-downs, please see
      "Management's Discussion and Analysis of Financial Condition" included in Item 7 of this
      Report.

                                        JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                               (A Massachusetts Limited Partnership)

                                                      SCHEDULE III (continued)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    Year Ended December 31, 1996


(2)  The Partnership's properties' aggregate cost for federal income tax purposes at December 31,
     1996 are as follows:

           Property                                  Amount
           --------                                 -------
       Marlboro Square Shopping Center          $5,269,490
       Crossroads Square Shopping Center        14,653,372
       Carnegie Center Office/Warehouse          7,487,529
       Warner Plaza Shopping Center              8,037,249
                                               -----------
          Total                                $35,447,640
                                               ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

(3)  Estimated useful life for buildings
(4)  Estimated useful life for land improvements
(5)  Reconciliation of real estate and accumulated depreciation:

                                                          Years Ended December 31,
                                                   1996             1995           1994
                                                   ----             ----           ----
     Investment in Real Estate
       Balance at beginning of year           $31,605,222       $38,108,981    $38,620,981
       Improvements                                     -                 -              -
       Sale of property                                 -       (6,503,759)              -
       Property held for sale                 (2,835,779)                 -              -
       Reduction of carrying value,
         including leasing costs              (4,579,504)                 -      (512,000)
                                              -----------       -----------    -----------
       Balance at end of year                 $24,189,939       $31,605,222    $38,108,981
                                              ===========       ===========    ===========

     Accumulated Depreciation
       Balance at beginning of year            $7,165,026        $7,453,459     $6,485,966
       Sale of property                                 -       (1,240,266)              -
       Additions charged to costs
         and expenses                             772,298           951,833        967,493
       Property held for sale                   (808,904)                 -              -
       Reduction of carrying value            (2,914,286)                 -              -
                                              -----------       -----------    -----------
       Balance at end of year                  $4,214,134        $7,165,026     $7,453,459
                                              ===========       ===========    ===========

                                                               F-19