Form 10-Q
period 1997-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1997-05-16
CIK 795196

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997

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

                              (800) 722-5457
           Registrant's telephone number, including area code:

                                   N/A
(Former name, former address and former fiscal year, if changed since last report)

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
                   (A Massachusetts Limited Partnership)



                                  INDEX




PART I:   FINANCIAL INFORMATION                                      PAGE

  Item 1  -    Financial Statements:

                Balance Sheets at March 31, 1997 and
                December 31, 1996                                      3

                Statements of Operations for the Three
                Months Ended March 31, 1997 and 1996                   4

                Statements of Partners' Equity for the
                Three Months Ended March 31, 1997 and
                for the Year Ended December 31, 1996                   5

                Statements of Cash Flows for the Three
                Months Ended March 31, 1997 and 1996                   6

                Notes to Financial Statements                       7-15

  Item 2  -     Management's Discussion and Analysis of
                Financial Condition and Results of Operations      16-25


PART II:  OTHER INFORMATION                                            26

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                                March 31,     December 31,
                                                   1997           1996
                                                   ----           ----
Cash and cash equivalents                      $2,037,959     $2,197,847
Restricted cash                                    59,726         59,132
Other assets                                      184,774         78,999

Property held for sale                          2,678,599      2,678,599

Deferred expenses, net of accumulated
 amortization of $390,451 in 1997 and
 $361,132 in 1996                                 418,272        384,808

Investment in property:
 Land                                           6,198,330      6,198,330
 Buildings and improvements                    17,991,609     17,991,609
                                               ----------     ----------
                                               24,189,939     24,189,939
 Less:   accumulated depreciation             (4,387,217)    (4,214,134)
                                               ----------     ----------
                                               19,802,722     19,975,805
                                               ----------     ----------
   Total assets                               $25,182,052    $25,375,190
                                              ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses            $342,765       $340,087
Accounts payable to affiliates                    145,805        108,961
                                               ----------     ----------
   Total liabilities                              488,570        449,048

Partners' equity/(deficit):
 General Partner's deficit                      (233,171)      (230,844)
 Limited Partners' equity                      24,926,653     25,156,986
                                               ----------     ----------
   Total partners' equity                      24,693,482     24,926,142
                                               ----------     ----------
   Total liabilities and
      partners' equity                        $25,182,052    $25,375,190
                                              ===========    ===========



                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                   1997            1996
                                                   ----            ----
Income:
  Rental income                                  $700,593       $656,035
  Interest income                                  22,526         81,958
                                                 --------       --------
   Total income                                   723,119        737,993

Expenses:
  Depreciation                                    173,083        195,669
  General and administrative expenses             129,654         55,198
  Property operating expenses                      83,636         90,228
  Amortization of deferred expenses                29,319         38,892
  Management fee                                   18,903         19,910
                                                 --------       --------
   Total expenses                                 434,595        399,897
                                                 --------       --------
   Net income                                    $288,524       $338,096
                                                 ========       ========

Allocation of net income:
  General Partner                                  $2,885         $3,381
  John Hancock Limited Partner                   (12,291)       (17,348)
  Investors                                       297,930        352,063
                                                 --------       --------
                                                 $288,524       $338,096
                                                 ========       ========

Net income per Unit                                 $3.25          $3.84
                                                    =====          =====

















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                  Three Months Ended March 31, 1997 and
                       Year Ended December 31, 1996

                                                            General      Limited
                                                            Partner      Partners         Total
                                                            -------      --------         -----
Partners' equity/(deficit) at January 1, 1996
 (91,647 Units outstanding)                              ($200,634)    $33,463,320    $33,262,686

Less:  Cash distributions                                  (21,699)    (7,463,730)    (7,485,429)

Add:   Net Loss                                             (8,511)      (842,604)      (851,115)
                                                           --------    -----------    -----------

Partners' equity/(deficit) at December 31, 1996
 (91,647 Units outstanding)                               (230,844)     25,156,986     24,926,142

Less:  Cash distributions                                   (5,212)      (515,972)      (521,184)

Add:   Net income                                             2,885        285,639        288,524
                                                           --------    -----------    -----------

Partners' equity/(deficit) at March 31, 1997
 (91,647 Units outstanding)                              ($233,171)    $24,926,653    $24,693,482
                                                           ========    ===========    ===========





















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                       1997             1996
                                                                       ----             ----
Operating activities:
 Net income                                                          $288,524          $338,096

 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation                                                       173,083           195,669
   Amortization of deferred expenses                                   29,319            38,892
                                                                    ---------         ---------
                                                                      490,926           572,657
 Changes in operating assets and liabilities:
   Increase in restricted cash                                          (594)                 -
   Decrease/(increase) in other assets                              (105,775)            33,683
   Increase in accounts payable and accrued
     expenses                                                           2,678            76,601
   Increase in accounts payable to affiliates                          36,844             3,412
                                                                    ---------         ---------
      Net cash provided by operating activities                       424,079           686,353

Investing activities:
 Increase in deferred expenses                                       (62,783)         (116,399)
                                                                    ---------         ---------
      Net cash used in investing activities                          (62,783)         (116,399)

Financing activities:
 Cash distributed to Partners                                       (521,184)       (5,894,105)
                                                                    ---------         ---------
      Net cash used in financing activities                         (521,184)       (5,894,105)
                                                                    ---------         ---------
      Net decrease in cash and cash
        equivalents                                                 (159,888)       (5,324,151)

      Cash and cash equivalents at
        beginning of year                                           2,197,847         8,397,420
                                                                    ---------         ---------
      Cash and cash equivalents at
        end of period                                              $2,037,959        $3,073,269
                                                                   ==========        ==========





                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,138 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     Cash equivalents are highly liquid investments with maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows.

     The General Partner listed the 1300 North Dutton Avenue for sale during October 1996. Accordingly, this property is classified in "Property Held For Sale" on the Balance Sheet at March 31, 1997 and December 31, 1996 at its carrying value, which is not in excess of its estimated fair value, less selling costs. The General Partner believes that this property is likely to be sold during 1997.

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

     Certain 1996 amounts have been reclassified to be consistent with the 1997 presentation.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                            March 31, 1997      December 31, 1996
                                                            --------------      -----------------
       Marlboro Square Shopping Center                        $1,649,130             $1,649,130
       Crossroads Square Shopping Center                      12,266,920             12,266,920
       Carnegie Center Office/Warehouse                        3,800,000              3,800,000
       Warner Plaza Shopping Center                            6,473,889              6,473,889
                                                             -----------            -----------
               Total                                         $24,189,939            $24,189,939
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

     The General Partner listed the 1300 North Dutton Avenue property for sale during October 1996. Accordingly, this property is classified as "Property Held For Sale" on the Balance Sheet at March 31, 1997 and December 31, 1996 at its carrying value, which is not in excess of its estimated fair value, less selling costs. The General Parter believes that this property is likely to be sold during 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                                Unamortized         Unamortized
                                                                 Balance at          Balance at
              Description                                      March 31, 1997    December 31, 1996
              ------------                                     --------------    -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $16,061             $21,415

       $427,653 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 233,743             187,716

       $266,576 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 168,468             175,677
                                                                   --------            --------
                                                                   $418,272            $384,808
                                                                   ========            ========


6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:
                                                    Three Months Ended
                                                        March 31,
                                                   1997            1996
                                                   ----            ----
       Reimbursement for operating expenses       $96,155        $43,862
       Partnership management fee expense          18,903         19,910
                                                 --------        -------
                                                 $115,058        $63,772
                                                 ========        =======

     These expenses are included in expenses on the Statements of Operations.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Transactions with the General Partner and Affiliates (continued)
   ----------------------------------------------------
     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or such affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 8. Accordingly, included in the Statements of Operations for the three months ended March 31, 1997 is $31,579 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

7.  Federal Income Taxes
    --------------------
     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                          Three Months Ended
                                                                              March 31,
                                                                       1997                1996
                                                                       ----                ----
       Net income per Statements of Operations                       $288,524            $338,096

       Add/(deduct):  Excess of tax depreciation
                        over book depreciation                       (47,383)            (19,095)
                      Excess of book amortization
                        over tax amortization                           3,491              21,828
                                                                    ---------           ---------
       Net income for federal income tax purposes                    $244,632            $340,829
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

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above. Accordingly, included in the Statements of Operations for the three months ended March 31, 1997 is $31,579 representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of March 31, 1997, the Partnership has accrued a total of $73,054 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

Liquidity and Capital Resources
-------------------------------
At March 31, 1997, the Partnership had $2,037,959 in cash and cash equivalents and $59,726 in restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 3% of the Investors' Invested Capital (defined in the Partnership Agreement). Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

During the three months ended March 31, 1997, cash from working capital reserves was used for the payment of leasing costs in the amount of $62,783 incurred at the Carnegie Center property. The General Partner estimates that the Partnership will incur approximately $279,000 of additional leasing costs at its properties during the remainder of 1997. Of this amount, approximately $175,000 is expected to be incurred at Carnegie Center. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the three months ended March 31, 1997, approximately $1,400 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Marlboro Square and Warner Plaza properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $139,000 at the properties during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Cash in the amount of $521,184 generated from the Partnership's operations was distributed to the General Partner and Investors during the three months ended March 31, 1997. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during each of the three remaining quarters of 1997.

As of March 31, 1997, the Partnership has incurred approximately $183,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $110,000 relates to the Partnership's own defense and approximately $73,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the three months ended March 31, 1997:

                         1300 North    Marlboro Sq.  Crossroads Sq.     Carnegie      Warner Pl.
                        Dutton Ave.   Shopping Ctr.  Shopping Ctr.       Center     Shopping Ctr.
                        -----------   -------------  -------------       ------     -------------

Square Feet                  24,120         42,150        174,196        128,059         92,848

Occupancy at
  January 1, 1997              100%            70%            93%            64%           100%
                               ====           ====           ====           ====           ====

New Leases                       0%             0%             0%             2%             0%

Lease Renewals                   0%             0%             0%             0%             0%

Leases Expired (1)               0%             7%             0%             0%             2%

Occupancy at
 March 31, 1997                100%            63%            93%            66%            98%
                               ====           ====           ====           ====           ====

Leases Scheduled to
Expire, Balance of 1997          0%             0%             6%             3%             3%
                               ====           ====           ====           ====           ====

Leases Scheduled to
Commence, Balance of 1997        0%             0%             0%             2%             0%
                               ====           ====           ====           ====           ====

(1) Includes lease terminated by the General Partner for non-payment of rent.

As a result of a five-year lease for the entire property that commenced in October 1996 and the present favorable conditions of the Santa Rosa, California real estate market, the 1300 North Dutton Avenue property was listed for sale by the General Partner during October 1996. The property's carrying value of $2,678,599 does not exceed its estimated fair market value less selling costs.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
Effective November 1996, the amount of space occupied by the anchor tenant at Marlboro Square declined from approximately 38% of the property to approximately 28% of the property, in accordance with the terms of its lease. Also during 1996, an existing tenant at Marlboro Square, whose lease was scheduled to expire during November 1996, expanded the space it occupies at the property from 8% to 15%. However, the current rental rate paid by the tenant per square foot is 53% lower than its previous rental rate.

A tenant at the Marlboro Square property that had taken occupancy of the property's 3,000 square foot outparcel in October 1996 is delinquent in rental payments due since December 1996. As a result, the General Partner terminated the tenant's lease effective February 28, 1997. The tenant has vacated the space. The General Partner will use all legal remedies available to obtain collection from this tenant of all obligations due under its lease agreement. In addition, the General Partner is actively seeking a replacement tenant for this space.

The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish during the remainder of 1997 based upon both the lack of demand and the increase in retail space in the area. This increase in retail space is due to a new retail development near to the Marlboro Square property which commenced operations during August 1996. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

The Carnegie Center's occupancy at March 31, 1997, and as of the date hereof, is 66%. The Cincinnati industrial real estate market has experienced an oversupply of office/industrial space in recent years, which has resulted in a decline in rental rates and an increase in vacancy rates. The General Partner continues to actively seek new tenants for the remaining vacant space. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

A tenant at the Crossroads Square property, with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the existing favorable real estate market conditions in the area where Crossroads Square is located, the General Partner did not agree to a reduced rental amount. On March 11, 1997 the bankruptcy court ordered that the tenant assume the lease at the property. The tenant is current on all its rental obligations as of the date hereof.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
During August 1996, a tenant at the Warner Plaza property that occupied 14% of the rentable space at the property, vacated its space. Under the terms of this tenant's lease agreement, it was obligated to pay both base rent and percentage rent, which is based on the tenant's sales at the property. The Partnership continues to receive the minimum rental payments due under this tenant's lease but percentage rent payments have not been received because the tenant vacated its space and, therefore, had no sales at the property. Under the terms of its lease agreement, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with the former tenant. In addition, one tenant at the property that occupied approximately 1,600 square feet, or 2% of the property, had a clause in its lease allowing it to terminate its lease if the tenant described above were to vacate the property. This tenant terminated its lease, which had been scheduled to expire in August 2000, effective February 24, 1997.

The General Partner believes that, based upon the current occupancy and tenant mix at Crossroads Square and Warner Plaza, as well as the current real estate market conditions in the areas in which these properties are located, these properties should provide the Partnership with stable income performance during the remainder of 1997.

During the first quarter of 1997, the General Partner had the Warner Plaza property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value is estimated to be approximately $5,600,000 as of March 31, 1997. The carrying value of the Warner Plaza property of approximately $5,152,000 at March 31, 1997 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows are expected to exceed its carrying value and, therefore, a write-down in value was not required at March 31, 1997. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $7,928,000.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1996 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. Based on such evaluations, the General Partner determined that the Carnegie Center property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore, a write-down in value of $1,247,093, representing the difference between the property's carrying value and its then estimated market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1996. No permanent impairment in values existed with respect to the Partnerships other properties as of December 31, 1996 and, therefore, no additional write-downs were recorded.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------
The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
The Partnership generated net income of $288,524 for the three months ended March 31, 1997 as compared to net income of $338,096 for the same period in 1996. This decline is due to legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report), a decline in interest earned on the Partnership's short-term investments, and declines in the performance of the Warner Plaza and Marlboro Square properties. These decreases were partially offset by increased performance at the 1300 North Dutton Avenue, Carnegie Center and Crossroads Square properties.

Average occupancy for the Partnership's investments was as follows:
                                                     Three Months Ended
                                                         March 31,
                                                      1997      1996
                                                      ----      ----
   1300 North Dutton Avenue Office Complex           100%        0%
   Marlboro Square Shopping Center                    68%       78%
   Crossroads Square Shopping Center                  93%       94%
   Carnegie Center Office/Warehouse                   66%       57%
   Warner Plaza Shopping Center                       99%      100%

Rental income for the three months ended March 31, 1997 increased by $44,558, or 7%, as compared to the same period in 1996. This increase is due to increases in rental income at the 1300 North Dutton Avenue, Carnegie Center and Crossroads Square properties which were partially offset by decreases in rental income at the Warner Plaza and Marlboro Square properties. Rental income increased at the 1300 North Dutton Avenue and Carnegie Center properties due to an increase in average occupancy at the properties. Rental income increased at the Crossroads Square property because a tenant that was delinquent in making its rental payments during the first quarter of 1996 made its scheduled payments during the first quarter of 1997. These increases were partially offset by decreases in rental income at the Warner Plaza and Marlboro Square properties. Rental income decreased at the Warner Plaza due to a decline in percentage rent at the property which resulted from one of the tenants at the property vacating its space, as described above. Rental income at Marlboro Square decreased by 45% between periods primarily due to a decline in average occupancy. Rental income also decreased at Marlboro Square because rental rates on leases executed during the year ended December 31, 1996 were less than rental rates contracted under prior leases.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Interest income for the three months ended March 31, 1997 decreased by $59,432, or 73%, as compared to the same period in 1996. This decrease was primarily due to the interest earned during the first quarter of 1996 on the net sales proceeds received from the sale of J.C. Penney, which was sold on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996. Interest income declined further due to a decrease in the interest earned on the Partnership's working capital reserves resulting from a decrease in the amount of such reserves.

Depreciation expense for the three months ended March 31, 1997 decreased by $22,586, or 12%, as compared to the same period in 1996. This decrease is primarily due to reclassifying the 1300 North Dutton Avenue property as "Property Held for Sale" during the fourth quarter of 1996. Accordingly, no depreciation has been recorded on this property since that time.

General and administrative expenses for the quarter ended March 31, 1997 increased by $74,457, or 135%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods. At the present time, the General Partner cannot estimate the aggregate legal fees and indemnification claims to be incurred with respect to the class action lawsuit and their impact on the Partnership's future operations.
Operations would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

The Partnership's share of property operating expenses for the three months ended March 31, 1997 decreased by $6,592, or 7%, as compared to the same period in 1996. The Partnership's share of property operating expenses decreased at the Marlboro Square, Carnegie Center and Warner Plaza properties between periods due to certain non-recurring maintenance and repair expenses incurred at each property during the period in 1996. The Partnership's share of property operating expenses decreased further at Carnegie Center due to an increase in average occupancy and, therefore, an increase in tenant reimbursements collected for such expenses. These decreases in the Partnership's share of property operating expenses were partially offset by an increase in such expenses at the 1300 North Dutton Avenue property due to an increase in occupancy. Property operating expenses at the Crossroads Square property were consistent between periods.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------
Amortization of deferred expenses for the three months ended March 31, 1997 decreased by $9,573, or 25%, as compared to the same period in 1996. This decrease is primarily due to the write-down in carrying value of the Carnegie Center at December 31, 1996. The net book value of the Carnegie Center plus any unamortized deferred expenses relating to the property at the time the property was written-down were combined to arrive at the property's carrying value (current market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1996 are included in the property's carrying value, and depreciated, during 1997. This decrease was partially offset by the amortization of the leasing costs incurred in connection with new leases at the Marlboro Square, and Crossroads Square properties.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                        Three Months Ended
                                                                            March 31,
                                                                   1997               1996
                                                                   ----               ----
Net cash provided by operating activities (a)                      $424,079            $686,353
Net change in operating assets and liabilities (a)                   66,847           (113,696)
                                                                    -------            --------
Cash provided by operations (a)                                     490,926             572,657
Increase in working capital reserves                                      -            (23,701)
Add:    Accrual basis Partnership
        management fee                                               18,903              19,910
                                                                    -------            --------
Cash from operations (b)                                            509,829             568,866
Decrease in working capital reserves                                 30,258                   -
Less:   Accrual basis Partnership
        management fee                                             (18,903)            (19,910)
                                                                    -------            --------
Distributable cash from operations (b)                             $521,184            $548,956
                                                                   ========            ========

Allocation to General Partner                                        $5,212              $5,489
Allocation to John Hancock Limited Partner                                -                   -
Allocation to Investors                                             515,972             543,467
                                                                    -------            --------
Distributable cash from operations (b)                             $521,184            $548,956
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

During the second quarter of 1997, the Partnership expects to make a cash distribution of $515,972, representing a 5% annualized return, to all Investors of record at March 31, 1997, based on Distributable Cash from Operations for the quarter then ended.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
---------
The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1997 will be comparable to that generated during the first quarter of 1997.

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

Item 2.   Changes in Securities
          There were no changes in securities during the first quarter of 1997.

Item 3.   Defaults Upon Senior Securities
          There were no defaults upon senior securities during the first quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1997.

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K
          (a)  There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the first quarter of 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1997.


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