Form 10-Q
period 1997-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1997-08-14
CIK 795196

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997

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
                            Yes  X      No

                                  INDEX





PART I: FINANCIAL INFORMATION                                     PAGE

 Item 1  -       Financial Statements:

                  Balance Sheets at June 30, 1997 and
                  December 31, 1996                                 3

                  Statements of Operations for the Three and Six
                  Months Ended June 30, 1997 and 1996               4

                  Statements of Partners' Equity for the
                  Six Months Ended June 30, 1997 and
                  for the Year Ended December 31, 1996              5

                  Statements of Cash Flows for the Six
                  Months Ended June 30, 1997 and 1996               6

                  Notes to Financial Statements                  7-15

 Item 2   -       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            16-25


PART II:          OTHER INFORMATION                                 26

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS
                                               June 30,     December 31,
                                                 1997           1996
                                                 ----           ----

Cash and cash equivalents                    $1,977,273     $2,197,847
Restricted cash                                  61,765         59,132
Other assets                                    192,369         78,999

Property held for sale                        2,678,599      2,678,599

Deferred expenses, net of accumulated
 amortization of $421,255 in 1997 and
 $361,132 in 1996                               415,575        384,808

Investment in property:
 Land                                         6,198,330      6,198,330
 Buildings and improvements                  17,991,609     17,991,609
                                             ----------     ----------
                                             24,189,939     24,189,939
 Less:    accumulated depreciation          (4,552,146)    (4,214,134)
                                             ----------     ----------
                                             19,637,793     19,975,805
                                             ----------     ----------
   Total assets                             $24,963,374    $25,375,190
                                           ============   ============

                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable and accrued expenses          $289,726       $340,087
Accounts payable to affiliates                  145,408        108,961
                                                -------        -------
   Total liabilities                            435,134        449,048

Partners' equity/(deficit):

 General Partner's deficit                    (234,823)      (230,844)
 Limited Partners' equity                    24,763,063     25,156,986
                                             ----------     ----------

   Total partners' equity                    24,528,240     24,926,142
                                             ----------     ----------

   Total liabilities and partners' equity   $24,963,374    $25,375,190
                                            ===========    ===========

                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                    June 30,                        June 30,
                                              1997           1996              1997          1996
                                              ----           ----              ----          ----

Income:

  Rental income                             $741,803       $612,249        $1,442,396     $1,268,284
  Interest income                             21,276         33,217            43,802        115,175
                                           ---------       --------        ----------     ----------

     Total income                            763,079        645,466         1,486,198      1,383,459

Expenses:

  Depreciation                               164,929        195,669           338,012        391,338
  General and administrative expenses         76,956         52,694           206,610        107,892
  Property operating expenses                115,578        102,467           199,214        192,695
  Amortization of deferred expenses           30,804         42,293            60,123         81,185
  Management fee                              18,869         18,903            37,772         38,813
  Property write-down                              -        660,000                 -        660,000
                                           ---------      ---------        ----------     ----------
     Total expenses                          407,136      1,072,026           841,731      1,471,923
                                           ---------      ---------        ----------     ----------
     Net income/(loss)                      $355,943     ($426,560)          $644,467      ($88,464)
                                           =========      =========        ==========     ==========


Allocation of net income/(loss):

  General Partner                             $3,560       ($4,266)            $6,445         ($885)
  John Hancock Limited Partner              (12,291)       (17,348)          (24,582)       (34,696)
  Investors                                  364,674      (404,946)           662,604       (52,883)
                                           ---------      ---------        ----------     ----------
                                            $355,943     ($426,560)          $644,467      ($88,464)
                                           =========      =========        ==========     ==========

Net income/(loss) per Unit                     $3.98         ($4.42)           $7.23         ($0.58)
                                           =========      =========        ==========     ==========






                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                    Six Months Ended June 30, 1997 and
                       Year Ended December 31, 1996



                                                         General       Limited
                                                         Partner       Partners        Total
                                                         -------       --------        -----

Partners' equity/(deficit) at January 1, 1996
 (91,647 Units outstanding)                            ($200,634)    $33,463,320    $33,262,686

Less:   Cash distributions                               (21,699)    (7,463,730)    (7,485,429)

Add:    Net Loss                                          (8,511)      (842,604)      (851,115)
                                                         --------     ----------     ----------

Partners' equity/(deficit) at December 31, 1996
 (91,647 Units outstanding)                             (230,844)     25,156,986     24,926,142

Less:   Cash distributions                               (10,424)    (1,031,945)    (1,042,369)

Add:    Net income                                          6,445        638,022        644,467
                                                         --------      ---------     ----------

Partners' equity/(deficit) at June 30, 1997
 91,647 Units outstanding)                             ($234,823)    $24,763,063    $24,528,240
                                                         ========     ==========    ===========

















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                      1997           1996
                                                      ----          -----

Operating activities:

 Net income/(loss)                                  $644,467      ($88,464)

 Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

   Depreciation                                      338,012        391,338
   Amortization of deferred expenses                  60,123         81,185
   Property write-down                                     -        660,000
                                                   ---------      ---------
                                                   1,042,602      1,044,059
 Changes in operating assets and liabilities:
   Increase in restricted cash                       (2,633)        (7,434)
   (Increase)/decrease in other assets             (113,370)         33,003
   (Decrease)/increase in accounts payable
     and accrued expenses                           (50,361)         14,836
   Increase/(decrease) in accounts payable
     to affiliates                                    36,447          (973)
                                                   ---------      ---------
     Net cash provided by operating activities       912,685      1,083,491

Investing activities:
 Increase in deferred expenses                      (90,890)      (189,429)
                                                   ---------      ---------
     Net cash used in investing activities          (90,890)      (189,429)

Financing activities:
 Cash distributed to Partners                    (1,042,369)    (6,443,061)
                                                   ---------      ---------
     Net cash used in financing activities       (1,042,369)    (6,443,061)
                                                   ---------      ---------

     Net decrease in cash and cash
       equivalents                                 (220,574)    (5,548,999)

     Cash and cash equivalents at
       beginning of year                           2,197,847      8,397,420
                                                   ---------      ---------

     Cash and cash equivalents at
       end of period                              $1,977,273     $2,848,421
                                                  ==========     ==========

                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,016 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies
   -------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     The General Partner listed the 1300 North Dutton Avenue for sale during October 1996. Accordingly, this property is classified in "Property Held For Sale" on the Balance Sheets at June 30, 1997 and December 31, 1996 at its carrying value, which is not in excess of its estimated fair value, less selling costs. The General Partner believes that this property is likely to be sold during 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------------------
     Investments in property are recorded at cost less any property write-downs for permanent impairment in values. Cost includes the initial purchase price of the property plus acquisition and legal fees, other miscellaneous acquisition costs, and the cost of significant improvements.

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

     The net income/(loss) per Unit for the periods hereof are computed by dividing the Investors' share of net income/(loss) by the number of Units outstanding at the end of such periods.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
     ------------------------------------
     Cash from Sales or Financings (defined in the Partnership Agreement) is first used to pay all debts and liabilities of the Partnership then due and is then used to fund any reserves for contingent liabilities. Cash from Sales or Financings is then distributed as follows: first, to the Limited Partners until they receive an amount equal to their Invested Capital with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions; second, to the Investors until they have received, with respect to all previous distributions during the year, their Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, with respect to all previous distributions during the year, its Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees (defined in the Partnership Agreement); and fifth, 99% to the Limited Partners and 1% to the General Partner, with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3. The Partnership Agreement (continued)
     ------------------------------------
     Profits from the normal operations of the Partnership for each fiscal year are allocated to the Limited Partners and General Partner in the same amounts as Distributable Cash from Operations for that year. If such profits are less than Distributable Cash from Operations for any year, they are allocated in proportion to the amounts of Distributable Cash from Operations for that year. If such profits are greater than Distributable Cash from Operations for any year, they are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Losses from the normal operations of the Partnership are allocated 99% to the Limited Partners and 1% to the General Partner, with the allocation made between the John Hancock Limited Partner and the Investors in proportion to their respective Capital Contributions. Depreciation deductions are allocated 1% to the General Partner and 99% to the Investors, and not to the John Hancock Limited Partner.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4. Investment in Property
     ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                          June 30, 1997     December 31, 1996
                                                          -------------     -----------------
      Marlboro Square Shopping Center                       $1,649,130          $1,649,130
      Crossroads Square Shopping Center                     12,266,920          12,266,920
      Carnegie Center Office/Warehouse                       3,800,000           3,800,000
      Warner Plaza Shopping Center                           6,473,889           6,473,889
                                                           -----------         -----------

               Total                                       $24,189,939         $24,189,939
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

     The General Partner listed the 1300 North Dutton Avenue property for sale during October 1996. Accordingly, this property is classified as "Property Held For Sale" on the Balance Sheets at June 30, 1997 and December 31, 1996 at its carrying value, which is not in excess of its estimated fair value, less selling costs. The General Partner believes that this property is likely to be sold during 1997.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5. Deferred Expenses
   -----------------
     Deferred expenses consist of the following:

                                                               Unamortized          Unamortized
                                                                Balance at           Balance at
               Description                                    June 30, 1997      December 31, 1996
               ------------                                   --------------     -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                $10,707             $21,415

       $447,795 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 239,716             187,716

       $274,541 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 165,152             175,677
                                                                  ---------           ---------
                                                                   $415,575            $384,808
                                                                  =========           =========

6. Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General
     Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:
                                                          Six Months Ended
                                                              June 30,
                                                        1997           1996
                                                       -----          -----
       Reimbursement for operating expenses           $162,973        $84,347
       Partnership management fee expense               37,772         38,813
                                                      --------       --------
                                                      $200,745       $123,160
                                                      ========       ========

     These expenses are included in expenses on the Statements of Operations.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6. Transactions with the General Partner and Affiliates (continued)
   ----------------------------------------------------------------
     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 8. Accordingly, included in the Statements of Operations for the six months ended June 30, 1997 and 1996 were $38,173 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of June 30, 1997, the Partnership has incurred a total of $79,648 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

     Accounts payable to affiliates represents amounts due to the General Partner or its Affiliates for various services provided to the Partnership, including amounts to indemnify the General Partner or its Affiliates for claims incurred by them in connection with their actions with respect to the Partnership. All amounts accrued by the Partnership to indemnify the General Partner or its Affiliates for legal fees incurred by them shall not be paid unless or until all conditions set forth in the Partnership Agreement for such payment have been fulfilled.

     The General Partner serves in a similar capacity for two other affiliated real estate limited partnerships.

7.  Federal Income Taxes
     --------------------
     A reconciliation of the net income/(loss) reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                           Six Months Ended
                                                                               June 30,
                                                                          1997           1996
                                                                          ----           ----
       Net income/(loss) per Statements of Operations                   $644,467      ($88,464)
       Add/(deduct):     Excess of tax depreciation
                           over book depreciation                       (94,766)       (38,189)
                         Excess of book amortization
                           over tax amortization                           8,093         46,014
                         Reduction of property's
                           carrying value                                      -        660,000
                                                                       ---------      ---------
       Net income for federal income tax purposes                       $557,794       $579,361
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

     The Partnership has incurred an aggregate of approximately $200,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $120,000 relates to the Partnership's own defense and approximately $80,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

     At the present time, the General Partner can not estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements.

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, anticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants' vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. [See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.]

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources
-------------------------------
At June 30, 1997, the Partnership had $1,977,273 in cash and cash equivalents and $61,765 in restricted cash.

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

During the six months ended June 30, 1997, cash from working capital reserves in the amount of $90,890 was used for the payment of leasing costs incurred at the Carnegie Center and Crossroads Square properties. The General Partner estimates that the Partnership will incur approximately $372,000 of additional leasing costs at its properties during the remainder of 1997. Of this amount, approximately $298,000 is expected to be incurred at Carnegie Center. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the six months ended June 30, 1997, approximately $24,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $124,000 at the properties during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,042,369, generated from the Partnership's operations, was distributed to the General Partner and Investors during the six months ended June 30, 1997. The General Partner anticipates that the Partnership will be able to make comparable distributions during the remainder of 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

The Partnership has incurred an aggregate of approximately $200,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $120,000 relates to the Partnership's own defense and approximately $80,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred or their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the six months ended June 30, 1997:

                            1300 North     Marlboro Sq.   Crossroads Sq.    Carnegie       Warner Pl.
                           Dutton Ave.    Shopping Ctr.   Shopping Ctr.      Center      Shopping Ctr.
                           -----------    -------------   -------------      ------      -------------
Square Feet                    24,120         42,150         174,196          128,059         92,848

Occupancy at
 January 1, 1997                 100%            70%             93%              64%           100%
                                 ====            ===             ===              ===           ====

New Leases                         0%             0%              2%               4%             0%
Lease Renewals                     0%             0%              1%              18%             0%
Leases Expired (1)                 0%             7%              0%               0%             2%
Occupancy at
 June 30, 1997                   100%            63%             95%              68%            98%
                                 ====            ===             ===              ===            ===
Leases Scheduled to
Expire, Balance of 1997            0%             0%              6%               0%             3%
                                  ===            ===             ===              ===            ===
Leases Scheduled to
Commence, Balance of 1997          0%             0%              0%               5%             0%
                                  ===            ===             ===              ===            ===

(1) Includes lease terminated by the General Partner for non-payment of rent.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
As a result of a five-year lease for the entire property that commenced in October 1996 and the present favorable conditions of the Santa Rosa, California real estate market, the 1300 North Dutton Avenue property was listed for sale by the General Partner during October 1996. On June 18, 1997, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") on behalf of the Partnership for the sale of 1300 North Dutton Avenue property to a non-affiliated buyer for a gross sales price of $2,828,000. On July 1, 1997, the board of directors of the General Partner approved the sale of the 1300 North Dutton Avenue property pursuant to the terms of the Agreement. The sale is subject to certain conditions which, if not satisfied prior to the scheduled date of sale, may result in the termination of the Agreement. If this potential transaction does not result in the sale of the property, then the General Partner will resume its efforts to locate another buyer for the property.

During the second quarter of 1997, the anchor tenant at the Crossroads Square property that occupies 49% of the property under a lease that is scheduled to expire in August 2010 informed the General Partner of its intention to vacate its space during the second half of 1998. As a result, the General Partner has commenced efforts to find a replacement tenant for the space. The General Partner does not believe that this situation will have a materially adverse effect on the Partnership's liquidity.

One tenant at the Crossroads Square property has a clause in its lease that may be exercisable if the anchor tenant described above ceases to operate at the property and a replacement tenant is not secured. Such clause provides that the tenant may i) reduce rental payments to the lesser of the fixed monthly rent or 2% of gross receipts if the anchor ceases to operate for 180 days, and ii) terminate lease obligations if the cessation of operations continues for an additional six months and a substitute tenant has not been provided. This tenant occupies approximately 10,500 square feet, or 6% of the property, under a lease that is scheduled to expire in July 2005. The General Partner does not believe that any reduction in rental payments or any possible lease termination that may result from the anchor tenant vacating the property will have a materially adverse affect on the Partnership's liquidity.

A tenant at the Crossroads Square property with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the favorable real estate market conditions in the area where Crossroads Square is located at that time, the General Partner did not agree to a reduced rental amount. On March 11, 1997 the bankruptcy court ordered that the tenant assume the lease at the property. The tenant is current on all its past and present rental obligations as of the date hereof.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
During August 1996, a tenant at the Warner Plaza property that occupied 14% of the rentable space at the property, vacated its space. Under the terms of this tenant's lease agreement, it is obligated to pay both base rent and percentage rent, which is based on the tenant's sales at the property. The Partnership continues to receive the minimum rental payments due but percentage rent payments have not been received because the tenant, having vacated its space, has no sales at the property. Under the terms of its lease agreement, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with the former tenant. In addition, one tenant at the property that occupied approximately 1,600 square feet, or 2% of the property, had a clause in its lease allowing it to terminate its lease if the tenant described above were to vacate the property. This tenant terminated its lease, which had been scheduled to expire in August 2000, effective February 24, 1997.

Another tenant at the Warner Plaza property, with a lease for approximately 6,150 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1997. During May 1997, this tenant discontinued satisfying its rental obligations. As of the date hereof, this tenant has recommenced paying rent, but remains two months in arrears on past due rental obligations. The General Partner will pursue full collection of this past due rental amount and any future rental obligations not met by this tenant.

Effective November 1996, the amount of space occupied by the anchor tenant at the Marlboro Square property declined from approximately 38% of the property to approximately 28% of the property, in accordance with the terms of its lease. Also during 1996, an existing tenant at Marlboro Square, whose lease was scheduled to expire during November 1996, expanded the space it occupies at the property from 8% to 15%. However, due to declining market conditions in the area where the property is located, the current rental rate paid by the tenant per square foot is 53% lower than its previous rental rate.

A tenant at the Marlboro Square property that had taken occupancy of the property's 3,000 square foot outparcel in October 1996 was delinquent in rental payments due since December 1996. As a result, the General Partner terminated the tenant's lease effective February 28, 1997. On July 15, 1997, the General Partner reached a settlement agreement with the former tenant whereby the Partnership agreed to release the former tenant from all past due and future rental obligations in exchange for a one-time payment of $16,000, the amount of which has been received. The General Partner continues to actively seek a replacement tenant for this space.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish during the remainder of 1997 based upon both the lack of demand and the increase in the amount of available retail space in the area. This increase in retail space is primarily due to a new retail development near to the Marlboro Square property which commenced operations during August 1996 and the departure of a major tenant which occupied 60,000 square feet at a property near to Marlboro Square. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

The Carnegie Center's occupancy at June 30, 1997, and as of the date hereof, is 68%. During the first six months of 1997 the General Partner secured leases with three new tenants to occupy, in the aggregate, approximately 11,200 square feet, or 9% of the property. The General Partner anticipates that the Partnership will incur approximately $39,500 in leasing costs in connection with these three new leases. In addition, a tenant occupying approximately 19,500 square feet, or 15% of the property, and whose lease was scheduled to expire in August 1998, extended the term of its lease through July 2004. The General Partner also secured a lease renewal with a tenant occupying approximately 3,600 square feet, or 3% of the property, and, whose lease was scheduled to expire in June 1997, through June 2000.

The Cincinnati industrial real estate market, where Carnegie Center is located, has experienced an oversupply of office/industrial space in recent years, which has resulted in a decline in rental rates and an increase in vacancy rates. The General Partner continues to actively seek new tenants for the remaining vacant space. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

During the first quarter of 1997, the General Partner had the Warner Plaza property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $5,600,000. The carrying value of the Warner Plaza property was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value and, therefore, that a write-down in value was not required. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $7,925,000.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1996 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. Based on such evaluations, the General Partner determined that the Carnegie Center property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore, a write-down in value of $1,247,093, representing the difference between the property's carrying value and its then estimated market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1996. No permanent impairment in values existed with respect to the Partnership's other properties as of December 31, 1996 and, therefore, no additional write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

Results of Operations
---------------------
The Partnership generated net income of $644,467 for the six months ended June 30, 1997 as compared to a net loss of $88,464 for the same period in 1996. Included in the results for the period in 1996 was a $660,000 write-down in the value of the Marlboro Square property. Excluding this amount net income increased by 13% between periods primarily due to increases in the performance at the 1300 North Dutton Avenue, Crossroads Square, and Carnegie Center properties. These increases were partially offset by legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report), a decline in interest earned on the Partnership's short-term investments, and declines in the performance at the Warner Plaza and Marlboro Square properties.

Average occupancy for the Partnership's investments was as follows:
                                                           Six Months Ended
                                                               June 30,
                                                           1997        1996
                                                           ----       -----
     1300 North Dutton Avenue Office Complex              100%           0%
     Marlboro Square Shopping Center                       66%          76%
     Crossroads Square Shopping Center                     94%          94%
     Carnegie Center Office/Warehouse                      67%          59%
     Warner Plaza Shopping Center                          99%         100%

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Rental income for the six months ended June 30, 1997 increased by $174,112, or 14%, as compared to the same period in 1996. This increase is primarily due to an increase in rental income at the 1300 North Dutton Avenue property. In addition, increases in rental income at the Carnegie Center and Crossroads Square properties were offset by decreases in rental income at the Warner Plaza and Marlboro Square properties. Rental income increased at the 1300 North Dutton Avenue and Carnegie Center properties due to an increase in average occupancy at the properties. Rental income increased at the Crossroads Square property primarily because a tenant that was delinquent in making its rental payments during the first six months of 1996 made its scheduled payments, as well as its past due payments, during the first six months of 1997.

These increases were partially offset by decreases in rental income at the Warner Plaza and Marlboro Square properties. Rental income decreased at Warner Plaza due to a decline in percentage rent at the property which resulted from one of the tenants at the property vacating its space, as
described above.   Rental income at Warner Plaza declined further due to
the nonpayment of two month's rent by a tenant that filed for bankruptcy, as described above. Rental income at Marlboro Square decreased by 27% between periods primarily due to a decline in average occupancy. Rental income also decreased at Marlboro Square because rental rates on leases executed during the year ended December 31, 1996 were less than rental rates contracted under prior leases.

Interest income for the six months ended June 30, 1997 decreased by $71,373, or 62%, as compared to the same period in 1996. This decrease was primarily due to the interest earned during the first quarter of 1996 on the net sales proceeds received from the sale of J.C. Penney, which was sold on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996. Interest income declined further due to a decrease in the interest earned on the Partnership's working capital reserves as a result of a decrease in the amount of such reserves.

Depreciation expense for the six months ended June 30, 1997 decreased by $53,326, or 14%, as compared to the same period in 1996. This decrease is primarily due to the reclassification of the 1300 North Dutton Avenue property as "Property Held for Sale" during the fourth quarter of 1996. Accordingly, no depreciation has been recorded on this property since that time. In addition, depreciation expense declined further between periods due to the write-down of Carnegie Center's carrying value at December 31, 1996.

General and administrative expenses for the six months ended June 30, 1997 increased by $98,718, or 91%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Amortization of deferred expenses for the six months ended June 30, 1997 decreased by $21,062, or 26%, as compared to the same period in 1996. This decrease is primarily due to the write-down in carrying value of the Carnegie Center at December 31, 1996. The net book value of the Carnegie Center plus any unamortized deferred expenses relating to the property at the time the property was written-down were combined to arrive at the property's carrying value (current market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1996 are now included in the property's carrying value, and are being depreciated during 1997. This decrease was partially offset by the amortization of the leasing costs incurred in connection with new leases at the Crossroads Square property in 1996 and 1997, and at the Carnegie Center property in 1997.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

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

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                       Six Months Ended
                                                                           June 30,
                                                                    1997            1996
                                                                    ----            ----
Net cash provided by operating activities (a)                      $912,685       $1,083,491
Net change in operating assets and liabilities (a)                  129,917         (39,432)
                                                                  ---------       ----------
Cash provided by operations (a)                                   1,042,602        1,044,059
Increase in working capital reserves                                (1,159)                -
Add:   Accrual basis Partnership
       management fee                                                37,772           38,813
                                                                  ---------       ----------
Cash from Operations (b)                                          1,079,215        1,082,872
Decrease in working capital reserves                                      -           26,082
Less:   Accrual basis Partnership
        management fee                                             (37,772)         (38,813)
                                                                  ---------       ----------
Distributable Cash from Operations (b)                           $1,041,443       $1,070,141
                                                                  =========       ==========
Allocation to General Partner                                       $10,414          $10,701
Allocation to John Hancock Limited Partner                                -                -
Allocation to Investors                                           1,031,029        1,059,440
                                                                  ---------        ---------
Distributable Cash from Operations (b)                           $1,041,443       $1,070,141
                                                                  =========        =========

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

During the third quarter of 1997, the Partnership will make a distribution of Distributable Cash from Operations to the Investors in the amount of $515,972. This amount represents a 5% annualized return on Investors' remaining Invested Capital.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 1997 will be comparable to that generated during the second quarter of 1997.

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

Item 2.   Changes in Securities

     There were no changes in securities during the second quarter of 1997.

Item 3.   Defaults Upon Senior Securities

     There were no defaults upon senior securities during the second quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1997.

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

     (a)   There are no exhibits to this Report.
     (b) There were no Reports on Form 8-K filed during the second quarter of 1997.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1997.


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