Form 10-Q
period 1997-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1997-11-14
CIK 795196

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes    X    No

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)



                                   INDEX





PART I:     FINANCIAL INFORMATION                                    PAGE

 Item 1   -      Financial Statements:

                  Balance Sheets at September 30, 1997 and
                  December 31, 1996                                    3

                  Statements of Operations for the Three and Nine
                  Months Ended September 30, 1997 and 1996             4

                  Statements of Partners' Equity for the Nine
                  Months Ended September 30, 1997 and for
                  the Year Ended December 31, 1996                     5

                  Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1996                    6

                  Notes to Financial Statements                     7-16

 Item 2   -       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    17-28


PART II:    OTHER INFORMATION                                       29-30

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)

                      PART I:  FINANCIAL INFORMATION
                      Item 1:  Financial Statements
                              BALANCE SHEETS
                               (Unaudited)

                                  ASSETS

                                            September 30,   December 31,
                                                 1997           1996
                                                 ----           ----

Cash and cash equivalents                    $4,723,504     $2,197,847
Restricted cash                                  54,355         59,132
Other assets                                    265,487         78,999

Property held for sale                                -      2,678,599

Deferred expenses, net of accumulated
 amortization of $450,962 in 1997 and
 $361,132 in 1996                               418,860        384,808

Investment in property:
 Land                                         6,198,330      6,198,330
 Buildings and improvements                  17,991,609     17,991,609
                                             ----------     ----------
                                             24,189,939     24,189,939
 Less:   accumulated depreciation           (4,717,074)    (4,214,134)
                                              ---------      ---------
                                             19,472,865     19,975,805
                                             ----------     ----------
   Total assets                             $24,935,071    $25,375,190
                                            ===========    ===========

                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable and accrued expenses          $380,480       $340,087
Accounts payable to affiliates                  139,779        108,961
                                                -------        -------
 Total liabilities                              520,259        449,048

Partners' equity/(deficit):

 General Partner's deficit                    (235,958)      (230,844)
 Limited Partners' equity                    24,650,770     25,156,986
                                             ----------     ----------
 Total partners' equity                      24,414,812     24,926,142
                                             ----------     ----------
 Total liabilities and partners' equity     $24,935,071    $25,375,190
                                            ===========    ===========

                    See Notes to Financial Statements

           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                  (A Massachusetts Limited Partnership)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                                               Three Months Ended               Six Months Ended
                                                 September 30,                   September 30,
                                              1997           1996              1997          1996
                                              ----           ----              ----          ----
Income:

  Rental income                             $755,991       $619,709        $2,198,387     $1,887,993
  Interest income                             20,434         36,171            64,236        151,346
  Loss on sale of property                   (5,321)              -           (5,321)              -
                                            --------       --------         ---------      ---------

  Total income                               771,104        655,880         2,257,302      2,039,339

Expenses:

  Depreciation                               164,928        195,670           502,940        587,008
  Property operating expenses                 84,784         67,337           283,998        260,032
  General and administrative expenses        54,524         55,269           261,134        163,161
  Amortization of deferred expenses           40,207         48,271           100,330        129,456
  Management fee                              18,904         18,903            56,676         57,716
  Property write-down                              -              -                 -        660,000
                                            --------       --------          --------       --------

  Total expenses                             363,347        385,450         1,205,078      1,857,373
                                            --------       --------          --------      ---------

  Net income                                $407,757       $270,430        $1,052,224       $181,966
                                            ========       ========        ==========       ========


Allocation of net income:

  General Partner                             $4,077         $2,704           $10,522         $1,819
  John Hancock Limited Partner              (13,018)       (17,349)          (37,600)       (52,045)
  Investors                                  416,698        285,075         1,079,302        232,192
                                           ---------      ---------        ----------      ---------
                                            $407,757       $270,430        $1,052,224       $181,966
                                           =========      =========        ==========      =========
Net income per Unit                            $4.55          $3.11           $11.78          $2.53
                                           =========      =========        ==========     ==========






                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
                               (Unaudited)

                 Nine Months Ended September 30, 1997 and
                       Year Ended December 31, 1996


                                                         General       Limited
                                                         Partner       Partners        Total
                                                         -------       --------        -----
Partners' equity/(deficit) at January 1, 1996
 (91,647 Units outstanding)                            ($200,634)    $33,463,320    $33,262,686

Less:    Cash distributions                              (21,699)    (7,463,730)    (7,485,429)

Add:    Net Loss                                          (8,511)      (842,604)      (851,115)
                                                         --------     ----------     ----------

Partners' equity/(deficit) at December 31, 1996
 (91,647 Units outstanding)                             (230,844)     25,156,986     24,926,142

Less:   Cash distributions                               (15,636)    (1,547,918)    (1,563,554)

Add:    Net income                                         10,522      1,041,702      1,052,224
                                                         --------      ---------     ----------

Partners' equity/(deficit) at September 30, 1997
 (91,647 Units outstanding)                            ($235,958)    $24,650,770    $24,414,812
                                                         ========     ==========    ===========


















                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      1997           1996
                                                      ----          -----
Operating activities:

 Net income                                       $1,052,224       $181,966

 Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation                                        502,940        587,008
 Amortization of deferred expenses                   100,330        129,456
 Property write-down                                       -        660,000
 Loss on sale of property                              5,321              -
                                                   ---------      ---------
                                                   1,660,815      1,558,430

 Changes in operating assets and liabilities:
 Decrease/(increase) in restricted cash                4,777        (9,527)
 Increase in other assets                          (186,488)       (39,992)
 Increase in accounts payable and accrued
 expenses                                             40,393        309,236
 Increase/(decrease) in accounts payable to
 affiliates                                           30,818        (2,678)
                                                   ---------      ---------
 Net cash provided by operating activities         1,550,315      1,815,469

Investing activities:

 Proceeds from sale of property                    2,673,278              -
 Increase in deferred expenses                     (134,382)      (894,032)
                                                   ---------      ---------
 Net cash provided by/(used in) investing
 activities                                        2,538,896      (894,032)

Financing activities:

 Cash distributed to Partners                    (1,563,554)    (6,964,245)
                                                   ---------      ---------
 Net cash used in financing activities           (1,563,554)    (6,964,245)
                                                   ---------      ---------
 Net increase/(decrease) in cash and
 cash equivalents                                  2,525,657    (6,042,808)

 Cash and cash equivalents at
 beginning of year                                 2,197,847      8,397,420
                                                   ---------      ---------
 Cash and cash equivalents at
 end of period                                    $4,723,504     $2,354,612
                                                  ==========     ==========

                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

1. Organization of Partnership
   ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 4,001 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per Unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

2. Significant Accounting Policies (continued)
   -------------------------------------------
     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     The General Partner listed the 1300 North Dutton Avenue for sale during October 1996. Accordingly, this property is classified in "Property Held For Sale" on the Balance Sheet at December 31, 1996 at its carrying value, which is not in excess of its estimated fair value, less selling costs. This property was sold on September 29, 1997.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

3.   The Partnership Agreement (continued)
   -------------------------------------
     Cash from Sales or Financings (defined in the Partnership Agreement) is first used to pay all debts and liabilities of the Partnership then due and is then used to fund any reserves for contingent liabilities. Cash from Sales or Financings is then distributed as follows: first, to the Limited Partners until they receive an amount equal to their Invested Capital with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions; second, to the Investors until they have received, with respect to all previous distributions during the year, their Cumulative Return on Investment (defined in the Partnership Agreement); third, to the John Hancock Limited Partner until it has received, with respect to all previous distributions during the year, its Cumulative Return on Investment; fourth, to the General Partner to pay any Subordinated Disposition Fees (defined in the Partnership Agreement); and fifth, 99% to the Limited Partners and 1% to the General Partner, with the distribution being made between the Investors and the John Hancock Limited Partner in proportion to their respective Capital Contributions.

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

     Neither the General Partner nor any Affiliate (defined in the Partnership Agreement) of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

4.   Investment in Property
   ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                   September 30, 1997   December 31, 1996
                                                   ------------------    ----------------
      Marlboro Square Shopping Center                  $1,649,130          $1,649,130
      Crossroads Square Shopping Center                12,266,920          12,266,920
      Carnegie Center Office/Warehouse                  3,800,000           3,800,000
      Warner Plaza Shopping Center                      6,473,889           6,473,889
                                                        ---------          ----------
      Total                                           $24,189,939         $24,189,939
                                                      ===========         ===========

     On September 29, 1997, the Partnership sold the 1300 North Dutton Avenue property to a non-affiliated buyer for a net sales price of $2,673,278, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $5,321, representing the difference between the net sales price and the property's carrying value of $2,678,599.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

5.   Deferred Expenses
   ----------------
     Deferred expenses consist of the following:

                                                               Unamortized          Unamortized
                                                                Balance at           Balance at
                     Description                            September 30, 1997   December 31, 1996
                     ------------                           ------------------   -----------------
       $114,494 of acquisition fees paid to the General
       Partner.  This amount was amortized over a period
       of thirty years prior to June 30, 1993.  Subsequent
       to June 30, 1993, the unamortized balance is
       amortized over a period of fifty-four months.                 $5,354             $21,415

       $450,279 of tenant improvements.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 227,410             187,716

       $305,049 of lease commissions.  These amounts
       are amortized over the terms of the leases to which
       they relate.                                                 186,096             175,677
                                                                    -------             -------
                                                                   $418,860            $384,808
                                                                   ========            ========

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

6.   Transactions with the General Partner and Affiliates
   ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                         Nine Months Ended
                                                           September 30,
                                                        1997          1996
                                                       -----         -----
       Reimbursement for operating expenses           $201,615       $123,126
       Partnership management fee expense               56,676         57,716
                                                      --------       --------
                                                      $258,291       $180,842
                                                      ========       ========

     These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner or an Affiliate in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in
     Note 8. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1997 and 1996 were $40,759 and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of September 30, 1997, the Partnership has incurred a total of $82,234 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)
                               (Unaudited)

7.   Federal Income Taxes
   ---------------------
     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          1997           1996
                                                                          ----           ----
       Net income per Statements of Operations                        $1,052,224       $181,966

       Add/(deduct): Excess tax loss over book loss
                           on disposition of assets                    (111,709)              -
                     Excess of tax depreciation
                           over book depreciation                      (144,208)       (65,307)
                     Excess of book amortization
                           over tax amortization                          12,206         88,436
                     Reduction of property's
                           carrying value                                      -        660,000
                                                                       ---------      ---------
       Net income for federal income tax purposes                       $808,513       $865,095
                                                                       =========      =========


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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

8.   Contingencies (continued)
   -------------------------
     The Partnership has incurred an aggregate of approximately $206,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $124,000 relates to the Partnership's own defense and approximately $82,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

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

Forward-looking Statements
--------------------------
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which reflect the General Partner's analysis only as of the date hereof. The Partnership assumes no obligation to update forward-looking statements. See also the Partnership's reports to be filed from time to time with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------

Liquidity and Capital Resources
-------------------------------
At September 30, 1997, the Partnership had $4,723,504 in cash and cash equivalents and $54,355 in restricted cash. The Partnership's cash and cash equivalents increased by $2,525,657 from December 31, 1996 primarily due to the sale of the 1300 North Dutton Avenue property on September 29, 1997.

The Partnership's working capital reserve has a current balance of approximately 4.6% of the Investors' Invested Capital (defined in the Partnership Agreement). Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

As a result of a five-year lease for the entire property that commenced in October 1996 and the existing favorable conditions of the Santa Rosa, California real estate market, the General Partner listed the 1300 North Dutton Avenue property for sale during October 1996. On June 18, 1997, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") on behalf of the Partnership for the sale of 1300 North Dutton Avenue property to a non-affiliated buyer for a gross sales price of $2,828,000. On September 29, 1997, the Partnership sold the 1300 North Dutton Avenue property for a net sales price of $2,673,278, after deductions for commissions and selling expenses incurred in connection with the sale. Of this amount, $547,068 will be retained in working capital reserves and $2,126,210 will be distributed to the Investors and the John Hancock Limited Partner during the fourth quarter of 1997, in accordance with the Partnership Agreement. This transaction resulted in a non-recurring loss of $5,321 representing the difference between the net sales price and the property's carrying value of $2,678,599. During the nine months ended September 30, 1997, the 1300 North Dutton Avenue property generated approximately 12% of the Partnership's net cash provided by operations.

During the nine months ended September 30, 1997, cash from working capital reserves in the amount of $134,382 was used for the payment of leasing costs incurred at the Carnegie Center and Crossroads Square properties.
The General Partner estimates that the Partnership will incur approximately $48,000 of additional leasing costs at the Marlboro Square and Carnegie Center properties during the remainder of 1997. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
During the nine months ended September 30, 1997, approximately $32,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $126,000 at the Warner Plaza, Marlboro Square and Carnegie Center properties during the remainder of 1997. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,563,554, generated from the Partnership's operations, was distributed to the General Partner and Investors during the first three quarters of 1997. The Partnership will make a comparable distribution from its operations during the fourth quarter of 1997.

The Partnership has incurred an aggregate of approximately $206,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $124,000 relates to the Partnership's own defense and approximately $82,000 relates to the indemnification of the General Partner and its Affiliates for their defense. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred or their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the nine months ended September 30, 1997:

                           Marlboro Sq.   Crossroads Sq.     Carnegie      Warner Pl.
                          Shopping Ctr.   Shopping Ctr.       Center     Shopping Ctr.
                          -------------   -------------       ------     -------------

Square Feet                   42,150         174,196         128,059         92,848

Occupancy at
 January 1, 1997                  70%            93%             64%             100%
                                 ====           ====            ====             ====

New Leases                         0%             2%              9%               0%
Lease Renewals                     0%             7%             18%               0%
Leases Expired (1)                 7%             0%              3%               2%
Occupancy at
 September 30, 1997               63%            95%             70%              98%
                                 ====           ====            ====             ====
Leases Scheduled to
Expire, Balance of 1997            0%             0%              0%               3%
                                 ====           ====            ====             ====
Leases Scheduled to
Commence, Balance of 1997          4%             0%              0%               0%
                                 ====           ====            ====             ====

(1) Includes leases terminated by the General Partner for non-payment of rent.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
One tenant at the Crossroads Square property has a clause in its lease that may be exercisable if the anchor tenant described above ceases to operate at the property and a replacement tenant is not secured. Such clause provides that the tenant may i) reduce rental payments to the lesser of the fixed monthly rent or 2% of gross receipts if the anchor ceases to operate for 180 days, and ii) terminate lease obligations if the cessation of operations continues for an additional six months and a substitute tenant has not been provided. This tenant occupies approximately 10,500 square feet, or 6% of the property, under a lease that is scheduled to expire in July 2005. The General Partner does not believe that any reduction in rental payments or any possible lease termination that may result from the anchor tenant vacating the property will have a materially adverse affect on the Partnership's liquidity.

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

During August 1996, a tenant at the Warner Plaza property that occupied 14% of the rentable space at the property, vacated its space. Under the terms of its lease agreement, the tenant is obligated to pay both base rent and percentage rent, which is based on the tenant's sales at the property. The Partnership continues to receive the minimum rental payments due but percentage rent payments have not been received because the tenant, having vacated its space, has no sales at the property. Under the terms of its lease agreement, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with the former tenant. In addition, one tenant at the property that occupied approximately 1,600 square feet, or 2% of the property, had a clause in its lease allowing it to terminate its lease if the tenant described above were to vacate the property. This tenant terminated its lease, which had been scheduled to expire in August 2000, effective February 24, 1997.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------

Liquidity and Capital Resources (continued)
-------------------------------------------

Another tenant at the Warner Plaza property, with a lease for approximately 6,150 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1997. During May 1997, this tenant discontinued satisfying its rental obligations. On September 16, 1997, the bankruptcy court ordered the tenant to assume the lease at the property and to pay such amounts required to bring all rental obligations current by November 24, 1997. As of the date hereof, the tenant has made the payments required through the date hereof.

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

A tenant at the Marlboro Square property that had taken occupancy of the property's 3,000 square foot outparcel in October 1996 did not make rental payments due beginning in December 1996. As a result, the General Partner terminated the tenant's lease effective February 28, 1997. On July 15, 1997, the General Partner reached a settlement agreement with the former tenant whereby the Partnership agreed to release the former tenant from all past due and future rental obligations in exchange for a one-time payment of $16,000, which amount has been received. The General Partner continues to seek a replacement tenant for this space.

The General Partner anticipates that absorption of existing retail space in the Marlboro, Massachusetts area will remain sluggish through at least the remainder of 1997 based upon both the lack of demand and the increase in the amount of available retail space in the area. This increase in retail space is primarily due to a new retail development near to the Marlboro Square property which commenced operations during August 1996 and the departure of a tenant that occupied 60,000 square feet at a property near to Marlboro Square. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
During the first nine months of 1997 the General Partner secured leases with three new tenants to occupy, in the aggregate, approximately 11,200 square feet, or 9%, of the Carnegie Center property. In addition, the General Partner secured lease renewals/extensions with two existing tenants at the property. The first tenant, occupying approximately 19,500 square feet, or 15% of the property, and whose lease was scheduled to expire in August 1998, extended the term of its lease through July 2004. The General Partner also secured a lease renewal with a tenant occupying approximately 3,600 square feet, or 3% of the property, and, whose lease was scheduled to expire in June 1997, through June 2000. The Partnership incurred approximately $125,000 in leasing costs in connection with these new and renewal lease transactions. One tenant at this property who occupied approximately 2,900 square feet of space under a lease that was scheduled to expire in May 1999 was evicted from the property for non-payment of rent. The General Partner reached a settlement agreement with this tenant whereby the tenant agreed to pay approximately $2,800 in exchange for the General Partner terminating its lease at the property. The General Partner is seeking a replacement tenant to occupy this space.

The Cincinnati industrial real estate market, where Carnegie Center is located, has experienced an oversupply of office/industrial space in recent years, which has resulted in a decline in rental rates and an increase in vacancy rates. The General Partner continues to actively seek new tenants for the existing vacant space. Rental rates and concessions are priced competitively in an effort to secure new tenants as well as retain existing tenants at the property.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Liquidity and Capital Resources (continued)
-------------------------------------------
During the second quarter of 1996, the General Partner had the Marlboro Square Shopping Center property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $1,650,000. The net book value of the Marlboro Square Shopping Center property of approximately $2,309,000 at June 30, 1996 was evaluated in comparison to its estimated future undiscounted cash flows and to the independent appraisal, and, based upon such evaluation, the General Partner determined that a write-down of $660,000 was required to reflect the estimated permanent impairment in the value of the Marlboro Square Shopping Center property. Weak absorption of available retail space in Marlboro, Massachusetts, in general, contributed to the decline in this property's value. The carrying value of the Marlboro Square property at December 31, 1996 was evaluated in comparison to the property's future undiscounted cash flows and a recent internal appraisal and, based on such evaluation, the General Partner determined that no further impairment in value existed and, therefore, an additional write-down in value was not required as of December 31, 1996.

The General Partner evaluated the carrying value of each of the Partnership's other properties as of December 31, 1996 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal based on such evaluations, the General Partner determined that the Carnegie Center property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore, a write-down in value of $1,247,093, representing the difference between the property's carrying value and its then estimated market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1996. No permanent impairment in values existed with respect to the Partnership's other properties as of December 31, 1996 and, therefore, no additional write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Results of Operations
---------------------
The Partnership generated net income of $1,052,224 for the nine months ended September 30, 1997 as compared to net income of $181,966 for the same period in 1996. Included in the results for the period in 1997 is a non-recurring loss of $5,321 resulting from the sale of the 1300 North Dutton Avenue property. Included in the results for the period in 1996 was a $660,000 write-down in the value of the Marlboro Square property.
Excluding these amounts net income increased by 25% between periods primarily due to an increase in the operating performance at the 1300 North Dutton Avenue as well as increases in the performance at the Crossroads Square and Carnegie Center properties. These increases were partially offset by legal fees incurred in connection with the class action lawsuit (described in Item 1 of Part II of this Report), a decline in interest earned on the Partnership's short-term investments, and declines in the performance at the Warner Plaza and Marlboro Square properties.

Average occupancy for the Partnership's investments was as follows:
                                                          Nine Months Ended
                                                            September 30,
                                                           1997        1996
                                                          -----       -----
     1300 North Dutton Avenue Office Complex               N/A           0%
     Marlboro Square Shopping Center                       65%          79%
     Crossroads Square Shopping Center                     94%          93%
     Carnegie Center Office/Warehouse                      67%          60%
     Warner Plaza Shopping Center                          99%         100%

Rental income for the nine months ended September 30, 1997 increased by $310,394, or 16%, as compared to the same period in 1996. This increase is primarily due to an increase in rental income at the 1300 North Dutton Avenue. In addition, increases in rental income at the Carnegie Center and Crossroads Square properties were partially offset by decreases in rental income at the Warner Plaza and Marlboro Square properties. Rental income increased at the 1300 North Dutton Avenue and Carnegie Center properties due to increases in average occupancy at the properties. Rental income increased at the Crossroads Square property primarily because a tenant that was delinquent in making some of its rental payments during 1996 made all of its scheduled rental payments through September 30, 1997. In addition, this tenant satisfied its past due 1996 rental payments during the period in 1997.

Rental income decreased by 11% at Warner Plaza due to a decline in percentage rent at the property which resulted from one of the tenants at the property vacating its space, as described above. Rental income at Marlboro Square decreased by 17% between periods primarily due to a decline in average occupancy. Rental income also decreased at Marlboro Square because rental rates on leases executed during the year ended December 31, 1996 were less than rental rates contracted under prior leases.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Results of Operations (continued)
---------------------
Interest income for the nine months ended September 30, 1997 decreased by $87,110, or 58%, as compared to the same period in 1996. This decrease was primarily due to the interest earned during the first quarter of 1996 on the net sales proceeds received from the sale of J.C. Penney, which was sold on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996. Interest income declined further due to a decrease in the interest earned on the Partnership's working capital reserves as a result of a reduced amount of such reserves through most of the nine month period in 1997.

Depreciation expense for the nine months ended September 30, 1997 decreased by $84,068, or 14%, as compared to the same period in 1996. This decrease is primarily due to the reclassification of the 1300 North Dutton Avenue property as "Property Held for Sale" during the fourth quarter of 1996. Accordingly, no depreciation was recorded on this property during the nine month period in 1997. In addition, depreciation expense declined further between periods due to the write-down of Carnegie Center's carrying value at December 31, 1996.

The Partnership's share of property operating expenses for the nine months ended September 30, 1997 increased by $23,966, or 9%, primarily due to increases in such expenses at the 1300 North Dutton Avenue, Marlboro Square and Crossroads Square properties. This increase was partially offset by decreases in the Partnership's share of property operating expenses at the Carnegie Center and Warner Plaza properties. The Partnership's share of property operating expenses increased at the 1300 North Dutton Avenue property between periods primarily because the property remained unoccupied for all of the period in 1996 and, therefore, only minor routine expenses were required during that period. The Partnership's share of property operating expenses increased at Marlboro Square primarily due to a decrease in average occupancy and, therefore, a decrease in tenant reimbursements for such expenses. At Crossroads Square, the Partnership's share of property operating expenses increased between periods primarily due to legal fees paid in connection with the collection of past due rent from the tenant that had been in bankruptcy. The Partnership's share of property operating expenses decreased at the Carnegie Center and Warner Plaza properties primarily due to certain non-recurring maintenance and repair expenses incurred at such properties during the period in 1996.

General and administrative expenses for the nine months ended September 30, 1997 increased by $97,973, or 60%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Results of Operations (continued)
---------------------
Amortization of deferred expenses for the nine months ended September 30, 1997 decreased by $29,126, or 22%, as compared to the same period in 1996. This decrease is primarily due to the write-down in carrying value of the Carnegie Center at December 31, 1996. The net book value of the Carnegie Center plus any unamortized deferred expenses relating to the property at the time the property was written-down were combined to arrive at the property's carrying value (estimated market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1996 are now included in the property's carrying value, and are depreciated during 1997. This decrease was partially offset by the amortization of leasing costs incurred at the Crossroads Square property in 1996 and 1997, and at the Carnegie Center property in 1997. In addition, included in amortization expense during the period in 1997 is a write off of approximately $9,000 of unamortized leasing costs relating to the tenant's lease at Marlboro Square that was terminated in February 1997 (as described above).

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1997, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1997.

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    1997            1996
                                                                    ----            ----
Net cash provided by operating activities (a)                    $1,550,315       $1,815,469
Net change in operating assets and liabilities (a)                  110,500        (257,039)
                                                                 ----------       ----------
Cash provided by operations (a)                                   1,660,815        1,558,430
Increase in working capital reserves                               (97,261)                -
Add:  Accrual basis Partnership
      management fee                                                 56,676           57,716
                                                                 ----------       ----------
Cash from Operations (b)                                          1,620,230        1,616,146
Decrease in working capital reserves                                      -           32,895
Less: Accrual basis Partnership
      management fee                                               (56,676)         (57,716)
                                                                 ----------       ----------
Distributable Cash from Operations (b)                           $1,563,554       $1,591,325
                                                                 ==========       ==========
Allocation to General Partner                                       $15,636          $15,913
Allocation to John Hancock Limited Partner                                -                -
Allocation to Investors                                           1,547,918        1,575,412
                                                                 ----------       ----------
Distributable Cash from Operations (b)                           $1,563,554       $1,591,325
                                                                 ==========       ==========

                                    27

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

Item 2:  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (continued)
---------------------------------

Cash Flow (continued)
---------------------
 (a) Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 1 of this Report.

 (b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

During the fourth quarter of 1997, the Partnership will make a distribution in the aggregate amount of $2,647,394. Of this amount, $521,184 was generated from Distributable Cash from Operations for the quarter ended September 30, 1997 and $2,126,210 was generated from Distributable Cash from Sales during the same quarter in 1997. These amounts will be allocated as follows:

                           From Distributable     From Distributable
                               Cash From              Cash From
                               Operations               Sales
                               ----------             ----------

Investors                       $515,972             $1,832,940
John Hancock Limited Partner           -                293,270
General Partner                    5,212                      -
                               ---------             ----------
Total                           $521,184             $2,126,210
                               =========             ==========


The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1997 will be comparable to that generated during each of the first three quarters of 1997.

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

     In September 1997 a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by a single Investor in the Partnership. The complaint named as defendants the General Partner and certain unnamed agents and/or employees of one or more of the other defendants.

     The plaintiff sought unspecified damages stemming from alleged breach of contract and breach of fiduciary duty. The complaint alleged, among other things, that the plaintiff requested a list of Investors from the General Partner, allegedly with the intention of making a tender offer to purchase up to 4.9% of the Units of the Partnership at a purchase price of $165 per Unit, and that the General Partner failed and refused to provide the plaintiff with such list. The complaint alleged further that the plaintiff, acting pursuant to a special power of attorney granted to it by a limited partner in a limited partnership affiliated with the Partnership, also requested a list of limited partners in the affiliated limited partnership with the intention of making a tender offer for up to 4.9% of the limited partnership units of that affiliated limited partnership, and that the General Partner also failed and refused to provide the plaintiff with such list.

     There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

     There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


Item 2.   Changes in Securities

     There were no changes in securities during the third quarter of 1997.

Item 3.   Defaults Upon Senior Securities

     There were no defaults upon senior securities during the third quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1997.

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  There are no exhibits to this report.
     (b) During the quarter ended September 30, 1997, the Partnership filed a report on Form 8-K. This report, dated September 29, 1997, disclosed the terms of the sale of the 1300 North Dutton Avenue property and included the following Pro Forma Financial
           Statements:

           Pro Forma Balance Sheet at June 30, 1997
           Pro Forma Statement of Operations for the six months ended June 30, 1997
           Pro Forma Statement of Operations for the year ended December
           31, 1996

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)


                                Signatures
                                ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1997.


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