Form 10-K
period 1997-12-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1998-03-31
CIK 795196

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the Fiscal Year Ended    December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) Not applicable, since the securities are non-voting

NOTE: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
                      Exhibit Index on Pages 32 - 36

                            TABLE OF CONTENTS




                                  PART I


 Item 1     Business                                                    3
 Item 2     Properties                                                  7
 Item 3     Legal Proceedings                                           8
 Item 4     Submission of Matters to a Vote
              of Security Holders                                       9


                                 PART II


 Item 5    Market for the Partnership's Securities and Related
             Security Holder Matters                                    9
 Item 6    Selected Financial Data                                     11
 Item 7    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       12
 Item 8    Financial Statements and Supplementary Data                 25
 Item 9    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure                    25


                                 PART III


 Item 10    Directors and Executive Officers of the Registrant         25
 Item 11    Executive Compensation                                     28
 Item 12    Security Ownership of Certain Beneficial Owners
              and Management                                           29
 Item 13    Certain Relationships and Related Transactions             29


                                 PART IV


 Item 14    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      32

            Signatures                                                 37

                                  Part I
Item 1 - Business

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1997, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 3,995 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests.

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

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center, a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro have weakened since the Partnership acquired the property and remain depressed. An excess of supply over demand for retail space has resulted in continued high vacancy rates and competitive pricing for available space in the Marlboro area. The General Partner anticipates that vacancy rates for retail space in the Marlboro, Massachusetts area will remain high during 1998 based upon both the lack of demand and the amount of available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. During the second quarter of 1997, the anchor tenant at Crossroads Square that occupies 49% of the property under a lease scheduled to expire in August 2010 informed the General Partner of its intention to vacate its space during the second half of 1998. As a result, the General Partner has commenced efforts to find a replacement tenant for the space. The General Partner does not believe that this situation is likely to have a materially adverse effect on the Partnership's liquidity.

Although retail market conditions in the market in which the Crossroads Square Shopping Center is located have declined since the Partnership purchased the property, occupancy levels and rental rates have stabilized over recent years. As a result the General Partner anticipates relatively favorable retail market conditions in Jacksonville during 1998.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. Since the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market has experienced an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. The General Partner anticipates that market conditions in Cincinnati will remain competitive during 1998 and, therefore, will continue to offer competitive rental rates and concessions in an effort to increase occupancy at Carnegie Center.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center, a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas totaling 55,562 rentable square feet owned by a non-affiliate of the Partnership. Real estate market conditions have declined in the Chandler area since the Partnership acquired the property. However, steady population growth in the Chandler area over the past few years has increased demand for available retail space and stimulated the development of new retail space. The Warner Plaza Shopping Center property was 98% leased at December 31, 1997. The General Partner anticipates favorable retail market conditions to continue in the Chandler area during 1998 and that the property should provide the Partnership with stable income performance during 1998.

On October 24, 1986, the Partnership acquired the 1300 North Dutton Avenue property, an office/industrial facility located in Santa Rosa, California. The tenant that had leased all of the rentable space at the property notified the Partnership during 1994 that it would not renew its lease, which expired on January 31, 1995. The property remained vacant after January 31, 1995 until the General Partner secured a new tenant, Union Oil Company of California, to occupy the entire property under a five year lease which commenced in October 1996. Due to this lease at the property and the then existing favorable market conditions in the Santa Rosa, California area, the General Partner listed the property for sale during October 1996. On September 29, 1997, the Partnership sold the property to a non-affiliated buyer and received net sales proceeds of $2,673,278. During November 1997, the Partnership distributed $2,126,210 of the net sales proceeds, of which $1,832,940 was distributed to the Investors, and $293,270 was distributed to the John Hancock Limited Partner. The Partnership retained $547,068 in working capital reserves.

On September 13, 1988, the Partnership acquired the J.C. Penney Credit Operations Center, an office/service center located in Albuquerque, New Mexico and 100% occupied by J.C. Penney. During the first quarter of 1995, the General Partner negotiated an extension of J.C. Penney's lease through June 2006 and listed the J.C. Penney Credit Operations Center for sale during July 1995 based upon this lease extension and the then existing favorable real estate market conditions in Albuquerque, New Mexico. On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to a non-affiliated buyer and received net sales proceeds of $5,392,032. During February 1996, the Partnership distributed $5,315,526 of the net sales proceeds, of which $4,582,350 was distributed to the Investors, and $733,176 was distributed to the John Hancock Limited Partner. The Partnership retained $76,506 in working capital reserves.

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

Item 2 - Properties

At December 31, 1997, the Partnership held four properties in its portfolio.

Marlboro Square Shopping Center
-------------------------------
On February 17, 1987, the Partnership purchased the Marlboro Square Shopping Center ("Marlboro Square"), located in Marlboro, Massachusetts, from a non-affiliated seller. The property consists of two buildings. One of the buildings contains 39,150 rentable square feet, and the other building contains 3,000 rentable square feet, for a total of 42,150 rentable square feet of space.

For the year ended December 31, 1997, the average occupancy of Marlboro Square was 65%. At December 31, 1997 Marlboro Square's occupancy was 67%.

Crossroads Square Shopping Center
---------------------------------
On November 20, 1987, the Partnership purchased the Crossroads Square Shopping Center ("Crossroads Square"), located in Jacksonville, Florida, from a non-affiliated seller. Crossroads Square contains 174,196 rentable square feet of space with a total land area in excess of 18.5 acres.

For the year ended December 31, 1997, the average occupancy of Crossroads Square was 95%. At December 31, 1997, Crossroads Square's occupancy was 95%.

Carnegie Center Office/Warehouse
--------------------------------
On December 22, 1987, the Partnership purchased Carnegie Center, located in Cincinnati, Ohio, from a non-affiliated seller. The property consists of two buildings containing an aggregate of 128,059 rentable square feet with a total land area of approximately 7.8 acres.

For the year ended December 31, 1997, the average occupancy of Carnegie Center was 68%. At December 31, 1997, Carnegie Center's occupancy was 73%.

Warner Plaza Shopping Center
----------------------------
On February 25, 1988, the Partnership purchased 92,848 rentable square feet of the Warner Plaza Shopping Center ("Warner Plaza") (which consists of a total of 148,410 rentable square feet), located in Chandler, Arizona, from a non-affiliated seller.

For the year ended December 31, 1997, average occupancy, for the portion of Warner Plaza which is owned by the Partnership, was 99%. At December 31, 1997 occupancy for such portion was 98%.

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

In September 1997, a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by an investor in John Hancock Realty Income Fund-II Limited Partnership ("RIF-II"), a limited partnership affiliated with the Partnership. The complaint named the General Partner as a defendant.

The plaintiff sought unspecified damages which allegedly arose from the General Partner's refusal to provide, without reasonable precautions on plaintiff's use of, a list of Investors in the Partnership and in RIF-II. Plaintiff alleges that the General Partner's refusal unconditionally to provide a list was a breach of contract and a breach of the General Partner's fiduciary duty.

In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. The defendants have filed demurrer motions, asking that the complaint be dismissed at law. These motions are under consideration.

There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1997.

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

(b)  Number of Security Holders
                                 Number of             Number of Units
                            record holders as of      outstanding as of
   Title of Class            December 31, 1997        December 31, 1997
--------------               ------------------       ------------------
   Units of
   Investor Limited
   Partnership Interests             3,995                    91,647

(c)  Dividend History and Restrictions

During the fiscal year ended December 31, 1997, the Partnership distributed cash in the aggregate amount of $4,210,949 to the Partners. Of this amount, $2,084,739 was generated from Distributable Cash from Operations (defined in the Partnership Agreement), and $2,126,210 was generated from Distributable Cash from Sales or Financings (defined in the Partnership Agreement). During the fiscal year ended December 31, 1996, the Partnership distributed cash in the aggregate amount of $7,485,429 to the Partners. Of this amount, $2,169,903 was generated from Distributable Cash from Operations, and $5,315,526 was generated from Distributable Cash from Sales or Financings. These amounts were distributed in accordance with the Partnership Agreement.

Item 5 - Market for the Partnership's Securities and Related Security Holder Matters (continued)

(c)  Dividend History and Restrictions (continued)

The following table reflects aggregate cash distributions with respect to Distributable Cash from Operations and Distributable Cash from Sales or Financings made during 1996 and 1997:

                                                      Amount Paid to
      Date of          Amount of     Amount Paid to    John Hancock     Amount Paid     Distribution
    Distribution      Distribution  General Partner  Limited Partner    to Investors      Per Unit
    ------------      ------------   --------------   --------------    ------------      --------
  February 15, 1996*     $5,894,105      $5,785       $733,176           $5,155,144         $56.25
  May 15, 1996              548,956       5,489              -              546,467           5.93
  August 15, 1996           521,184       5,212              -              515,972           5.63
  November 15, 1996         521,184       5,212              -              515,972           5.63
  February 14, 1997         521,185       5,212              -              515,973           5.63
  May 15, 1997              521,184       5,212              -              515,972           5.63
  August 15, 1997           521,185       5,212              -              515,973           5.63
  November 14,1997*       2,647,395       5,212        293,270            2,348,913          25.63

  * Includes Distributable Cash from Sales or Financings

The source of future distributions from cash from operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations during the year ended 1997 represent a 5% return on Investors' Invested Capital. The General Partner anticipates that the Partnership will make distributions of Cash from Operations in 1998 comparable to those made during both 1997 and 1996. For further discussion on the financial condition and results of operations of the Partnership see
Item 7 of this Report.

Item 6 - Selected Financial Data

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five year period ended December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                           Years Ended December 31,
                                           1997         1996         1995        1994         1993
                                           ----         ----         ----        ----         ----

Rental income                           $2,861,166  $2,614,989   $3,065,751  $3,618,826   $3,519,445
Interest income                            107,469     171,767      173,286     110,982       71,557
(Loss)/gain on sale of property            (5,321)           -      128,539           -            -
Property write-downs                     (668,520) (1,907,093)            -   (512,000)
Net income/(loss)                          636,383   (851,115)    1,551,706   1,497,221    1,684,608
Net income/(loss) per Unit (b)               8.41        (5.60)      17.42        17.02       18.95
Ordinary tax income (a)                  1,167,990   1,130,346    1,480,158   2,128,148    1,826,365
Ordinary tax income per Unit (b)            13.33        12.74       16.80        23.61       20.35
Cash distribution per Unit from
  operations                                22.52        23.44       25.00        25.00       28.75
Distributable cash from sales
  or financings                          2,126,210           -    5,315,526           -            -
Cash distribution per Unit from sales or
  financings                                20.00        50.00        -            -           -
Cash and cash equivalents at
  December 31                            2,502,844   2,197,847    8,397,420   3,124,999    2,359,803
Total assets at December 31             21,765,879  25,375,190   33,605,444  34,325,239   35,150,707

(a)  The ordinary tax income for the Partnership was allocated as follows:

                                                           Years Ended December 31,
                                           1997         1996         1995        1994         1993
                                           ----         ----         ----        ----         ----
  General Partner                          $11,680     $11,303      $14,802     $21,281      $18,263
  John Hancock Limited Partner            (65,297)    (48,573)     (74,321)    (56,684)     (56,684)
  Investors                              1,221,607   1,167,586    1,539,677   2,163,551    1,864,786
                                       -----------  ----------   ----------  ----------   ----------
  Total                                 $1,167,990  $1,130,346   $1,480,158  $2,128,148   $1,826,365
                                        ==========  ==========   ==========  ==========   ==========

(b) The actual ordinary tax income/(loss) per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1997, 1996, 1995, 1994 and 1993. The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

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

Impact of Year 2000
-------------------
The General Partner and John Hancock Mutual Life Insurance Company, the General Partner's ultimate parent (together, John Hancock) along with the Partnership, have developed a plan to modify or replace significant portions of the Partnership's computer information and automated technologies so that its systems will function properly with respect to the dates in the year 2000 and thereafter. The Partnership presently believes that with modifications to existing systems and conversions to new technologies, the year 2000 will not pose significant operational problems for its computer systems. However, if certain modifications and conversions are not made, or are not completed timely, the year 2000 issue could have an adverse impact on the operations of the Partnership.

John Hancock as early as 1994 had begun assessing, modifying and converting the software related to its significant systems and has initiated formal communications with its significant business partners and customers to determine the extent to which John Hancock's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. While John Hancock is developing alternative third party processing arrangements as it deems appropriate, there is no guarantee that the systems of other companies on which the Partnership's systems rely will be converted timely or will not have an adverse effect on the Partnership's systems.

The Partnership expects the project to be substantially complete by early 1999. This completion target was derived utilizing numerous assumptions of future events, including availability of certain resources and other factors. However, there can be no guarantee that this completion target will be achieved.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-looking Statements (continued)
--------------------------------------
Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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


Liquidity and Capital Resources
-------------------------------
At December 31, 1997, the Partnership had $2,502,844 in cash and cash equivalents and $58,400 in restricted cash. The Partnership's cash and cash equivalents increased by $304,997 from December 31, 1996 to December 31, 1997. This increase is due to retaining a portion of the net sales proceeds from the 1300 North Dutton Avenue property and is partially offset by the payment of leasing costs at its properties, as described below.

The Partnership has established a working capital reserve with a current balance of approximately 4.5% of the offering proceeds. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a further reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates or the sale or financing of Partnership properties.

During 1997, cash from working capital reserves in the aggregate amount of $224,098 was used for the payment of leasing costs incurred at the Carnegie Center, Marlboro Square, Crossroads Square, and Warner Plaza properties. The General Partner estimates that the Partnership will incur approximately $389,000 of leasing costs at its properties during 1998. The General Partner anticipates that the current balance in the working capital reserve should be sufficient to pay such costs.

<>PAGE>
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
During the years ended December 31, 1997 and 1996, approximately $115,000 and $75,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur approximately $250,000 of non-recurring maintenance and repair expenses at its properties during 1998. These expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

The Partnership has incurred approximately $239,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $143,000 relates to the Partnership's own defense and approximately $96,000 relates to the indemnification of the General Partner and its Affiliates for their defense. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations.
Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

Cash in the aggregate amount of $4,210,949 was distributed to the Partners during 1997. Of this amount, $2,084,739 was generated from Distributable Cash from Operations, and $2,126,210 was generated from Distributable Cash from Sales or Financings. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                           From Distributable      From Distributable
                               Cash From               Cash From
                               Operations         Sales or Financings
                               ----------         -------------------
Investors                       $2,063,891             $1,832,940
John Hancock Limited Partner             -                293,270
General Partner                     20,848                      -
                                ----------            -----------
Total                           $2,084,739             $2,126,210
                                ==========             ==========

The amount distributed to Investors from Distributable Cash from Operations during 1997 represented a 5% annualized return on Investors' Invested Capital.






                                     14
<>PAGE>
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
The following table summarizes the leasing activity and occupancy status at the Partnership's properties during 1997:

                                          Marlboro Sq.  Crossroads Sq.    Carnegie      Warner Pl.
                                         Shopping Ctr.  Shopping Ctr.      Center     Shopping Ctr.
                                         -------------  -------------     -------     -------------

Square Feet                                    42,150       174,196        128,059         92,848

Occupancy at January 1, 1997                      70%           93%            64%           100%
                                                 ====          ====           ====           ====
New Leases                                         4%            2%            12%             0%

Lease Renewals                                     0%            7%            18%             3%

Leases Expired (1)                                 7%            0%             3%             2%

Occupancy at December 31, 1997                    67%           95%            73%            98%
                                                 ====          ====           ====           ====
Leases Scheduled to Expire During 1998            11%           11%            17%             7%
                                                 ====          ====           ====           ====
Leases Scheduled to
Commence During 1998                              16%            2%             0%             0%
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

Effective November 1996, the amount of space occupied by the anchor tenant at the Marlboro Square property declined from approximately 38% of the property to approximately 28% of the property, in accordance with the terms of its lease. Also during 1996, an existing tenant at Marlboro Square whose lease was scheduled to expire during November 1996, expanded the space it occupies at the property from 8% to 15%. However, due to declining market conditions in the area where the property is located, the current rental rate paid by the tenant per square foot is 53% lower than its previous rental rate.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
At December 31, 1997, Marlboro Square's occupancy was 67%. Effective January, 1998, a new tenant took occupancy of 6,600 square feet, or 16% of the property under a lease that will expire in January 1999, at which time the tenant will have the option to renew its lease for a five-year term. Approximately $20,000 in leasing costs will be incurred in connection with this new lease.

During 1998, a lease representing 3,000 square feet, or 7% of the property, is scheduled to expire. In addition, a tenant with a lease for approximately 1,600 square feet, or 4% of the property, is delinquent in rental payments due since February 1998 and the General Partner understands that the tenant intends to vacate its space at the property. The General Partner will use all legal remedies to obtain collection from this tenant of all obligations due under its lease agreement.

The General Partner anticipates that absorption of available retail space in the Marlboro, Massachusetts area will remain sluggish during 1998 based upon both the lack of demand and the amount of available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

During 1997, the General Partner secured leases with four new tenants to occupy, in the aggregate, approximately 14,900 square feet, or 12%, of the Carnegie Center property. In addition, the General Partner secured lease renewals/extensions with two existing tenants at the property. The first tenant, occupying approximately 19,500 square feet, or 15% of the property, and whose lease was scheduled to expire in August 1998, extended the term of its lease through July 2004. The General Partner also secured a lease renewal with a tenant occupying approximately 3,600 square feet, or 3% of the property, and whose lease was scheduled to expire in June 1997, through June 2000. The Partnership incurred approximately $125,000 in leasing costs in connection with these new and renewal lease transactions. One tenant at this property who occupied approximately 2,900 square feet of space under a lease that was scheduled to expire in May 1999 was evicted from the property for non-payment of rent. The General Partner reached a settlement agreement with this tenant whereby the tenant agreed to pay approximately $2,800 in exchange for the General Partner terminating its lease at the property. The General Partner is seeking a replacement tenant to occupy this space.

At December 31, 1997, the Carnegie Center was 73% occupied. During 1998, four leases representing approximately 19,500 square feet, or 17% of the property are scheduled to expire. The Cincinnati industrial real estate market, where the Carnegie Center is located, has an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. Because of these current market conditions, rental rates and concessions will be priced aggressively in an effort to retain existing tenants as well as secure new tenants at the property.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
During the second quarter of 1997, the anchor tenant at the Crossroads Square property that occupies 49% of the property under a lease scheduled to expire in August 2010 informed the General Partner of its intention to vacate its space during the second half of 1998. As a result, the General Partner has commenced efforts to find a replacement tenant for the space. The General Partner does not believe that this situation will have a materially adverse effect on the Partnership's liquidity.

One tenant at the Crossroads Square property has a clause in its lease that may be exercisable if the anchor tenant described above ceases to operate at the property and a replacement tenant is not secured. Such clause provides that the tenant may i) reduce rental payments to the lesser of the fixed monthly rent or 2% of gross receipts if the anchor ceases to operate for 180 days, and ii) terminate lease obligations if the cessation of operations continues for an additional six months and a substitute tenant has not been provided. This tenant occupies approximately 10,500 square feet, of 6% of the property, under a lease that is scheduled to expire in July 2005. The General Partner does not believe that any reduction in rental payments or any possible lease termination that may result from the anchor tenant vacating the property will have a materially adverse affect on the Partnership's liquidity.

A tenant at the Crossroads Square property with a lease for approximately 12,500 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in March 1996. Prior to filing for protection, this tenant discontinued satisfying its rental obligations and subsequently requested a reduction in its rental payments through the end of its lease, which is scheduled to expire in October 2003. Given the then existing favorable real estate market conditions in the area where Crossroads Square is located at that time, the General Partner did not agree to a reduced rental amount. On March 11, 1997 the bankruptcy court ordered that the tenant assume the lease at the property. The tenant is current on all its rental obligations as of the date hereof.

During August 1996, a tenant at the Warner Plaza property that occupied 14% of the rentable space at the property vacated its space prior to its lease expiration. Under the terms of its lease agreement, the tenant is obligated to pay both base rent and percentage rent, which is based on the tenant's sales at the property. The Partnership continues to receive the minimum rental payments due but percentage rent payments have not been received because the tenant, having vacated its space, has no sales at the property. Under the terms of its lease agreement, the tenant has an option to terminate its lease obligations in April 1999. The General Partner has commenced efforts to find a replacement tenant for this space and negotiate a lease buyout with former tenant. In addition, one tenant at the property that occupied approximately 1,600 square feet, or 2% of the property, had a clause in its lease allowing it to terminate its lease if the tenant described above were to vacate the property. This tenant terminated its lease, which had been scheduled to expire in August 2000, effective February 24, 1997.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------
Another tenant at the Warner Plaza property, with a lease for approximately 6,150 square feet, or 7% of the property, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1997. During May 1997, this tenant discontinued satisfying its rental obligations. On September 16, 1997, the bankruptcy court ordered the tenant to assume the lease at the property and to pay such amounts required to become current on all rental obligations by November 24, 1997. As of the date hereof, the tenant is current on it rental obligations.

During the first quarter of 1997, the General Partner had the Warner Plaza property independently appraised. Based upon the appraiser's investigation and analysis, the property's market value was estimated to be approximately $5,600,000. The carrying value of the Warner Plaza property at December 31, 1997 was evaluated in comparison to its estimated future undiscounted cash flows and the independent appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were expected to exceed its carrying value and, therefore, a write-down in value was not required at December 31, 1997.
The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $7,900,000.

The General Partner evaluated the carrying value of the Marlboro Square property of approximately $1,669,000 at December 31, 1997 in comparison to its estimated future undiscounted cash flows and a recent internal appraisal. Based upon such evaluation, the General Partner determined that the property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore a write-down of $668,520, representing the difference between the property's carrying value and its estimated current market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1997. The Partnership's cumulative investment in the property, before accumulated depreciation and write-downs, is approximately $5,254,000.

The General Partner also evaluated the carrying value of each of the Partnership's other properties as of December 31, 1997 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no impairment in values exist with respect to these properties and no additional write-downs were recorded as of December 31, 1997. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether a permanent impairment in value exists on any of the Partnership's properties.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Average occupancy for the Partnership's properties was as follows:
                                             Years ended December 31,
                                             1997      1996      1995
                                             ----      ----      ----
  1300 North Dutton Avenue Office Complex     N/A       25%        8%
  Marlboro Square Shopping Center             65%       81%       73%
  Crossroads Square Shopping Center           95%       93%       94%
  Carnegie Center Office/Industrial           68%       61%       47%
  Warner Plaza Shopping Center                99%      100%       99%

Results of Operations - 1997 compared with 1996

Net income for the year ended December 31, 1997 was $636,383 as compared to a net loss of 851,115 in 1996. The 1997 results include a $668,520 write-down of the value of the Marlboro Square property and a $5,321 non-recurring loss resulting from the sale of the 1300 North Dutton Avenue property. Included in the results for 1996 are write-downs in the values of two of the Partnership's properties in the aggregate amount of $1,907,093. Excluding these amounts, net income increased by 23% in 1997 as compared to 1996 due to increases in the performance of the Carnegie Center, Crossroads Square, and 1300 North Dutton Avenue properties. These increases were partially offset by declines in the performance of the Marlboro Square and Warner Plaza properties, and by legal fees incurred in connection with the class action lawsuit (described in Item 3 of Part l of this Report).

Rental income for the year ended December 31, 1997 increased by $246,177, or 9%, as compared to 1996. This increase is primarily due to an increase in rental income at the 1300 North Dutton Avenue property (which property was sold by the Partnership on September 29, 1997). In addition, increases in rental income at the Crossroads Square and Carnegie Center properties were partially offset by decreases in rental income at the Marlboro Square and Warner Plaza properties. Rental income increased at the 1300 North Dutton Avenue and Carnegie Center properties due to increases in average occupancy at the properties. Rental income increased at the Crossroads Square property primarily because a tenant that was delinquent in making some of its rental payments during 1996 satisfied its past due 1996 rental payments during 1997 as well as made all of its scheduled 1997 rental payments.

Rental income decreased by 9% at Warner Plaza primarily due to a decline in percentage rent at the property which resulted from one of the tenants at the property vacating its space, as described above. Rental income at Marlboro Square decreased by 8% between periods primarily due to a decline in average occupancy. Rental income also decreased at Marlboro Square because rental rates on leases executed since 1996 are less than rental rates contracted under prior leases.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
---------------------
Interest income for the year ended December 31, 1997 decreased by $64,298, or 37%, as compared to 1996. This decrease was primarily due to the interest earned during the first quarter of 1996 on the net sales proceeds received from the sale of J.C. Penney, which was sold on December 29, 1995. The Partnership distributed the majority of such net sales proceeds in February 1996. This decrease was partially offset by interest earned on the net sales proceeds received from the sale of the 1300 North Dutton Avenue property. The Partnership distributed a substantial portion of such net sales proceeds in November 1997. Interest income declined further due to a decrease in the interest earned on the Partnership's working capital reserves as a result of a reduced amount of such reserves through most of 1997.

The Partnership's share of property operating expenses for the year ended December 31, 1997 increased by $84,697, or 27%, as compared to 1996 primarily due to increases in the Partnership's share of property operating expenses at the Crossroads Square, Marlboro Square and 1300 North Dutton Avenue properties. These increases were partially offset by decreases in the Partnership's share of property operating expenses at the Carnegie Center and Warner Plaza properties.

The Partnership's share of property operating expenses at the Crossroads Square property increased in 1997 as compared to 1996, primarily due to legal fees paid in connection with the collection of past due rent from a tenant that had been in bankruptcy. The property incurred approximately $15,000 and $20,000 in non-recurring maintenance and repair expenses in 1997 and 1996, respectively.

The Partnership's share of property operating expenses at the Marlboro Square property was consistent between 1997 and 1996. However, non-recurring maintenance and repair expenses of approximately $2,000 and $9,000 were incurred at the property during 1997 and 1996, respectively. Excluding these amounts, the Partnership's share of property operating expenses at the property increased by 17% in 1997 as compared to 1996. This increase is primarily due to a decrease in occupancy at the property, and therefore, decreases in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses at the Carnegie Center property decreased during 1997 by 34% as compared to 1996. The property incurred approximately $4,000 and $25,000 of non-recurring maintenance and repair expenses during 1997 and 1996, respectively. Excluding these amounts, the Partnership's share of property operating decreased by 19% between years. This decrease is primarily due to a successful appeal of the property's 1996 assessed value that resulted in a refund of a portion that year's real estate taxes during 1997. In addition, an increase in occupancy at the property resulted in an increase in tenant reimbursements for such expenses.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
The Partnership's share of property operating expenses increased at the Warner Plaza property by 120% in 1997 as compared to 1996 due to non-recurring maintenance and repair expenses. The property incurred approximately $75,000 and $21,000 of such expenses during 1997 and 1996, respectively. Excluding these amounts, the Partnership's share of property operating expenses at the property was consistent between periods.

The Partnership's share of property operating expenses at the 1300 North Dutton Avenue property increased by 33% in 1997 as compared to 1996. The property incurred approximately $20,000 of non-recurring maintenance and repair expenses during 1997. Excluding this amount, the Partnership's share of property operating expenses was consistent between periods.

General and administrative expenses for the year ended December 31, 1997 increased by $24,031, or 7%, as compared to 1996. The increase in 1997 as compared to 1996 is primarily due to legal fees incurred by the Partnership in connection with the class action complaint (See Item 3 Part l of this Report). Excluding such legal fees, general and administrative expenses were consistent between years.

Amortization of deferred expenses for the year ended December 31, 1997 decreased by $75,223, or 36%, as compared to 1996. This decrease is primarily due to the write-down in carrying values of two of the Partnership's properties during 1996. The net book value of the properties plus any unamortized deferred expenses relating to the properties at the time the properties were written down were combined to arrive at each property's carrying value (estimated market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1996 are now included in the property's carrying value and were depreciated during 1997. This decrease was partially offset by the amortization of leasing costs incurred at the Crossroads Square property in 1996 and 1997, and at the Carnegie Center property in 1997. In addition, included in amortization expense during the period in 1997 is a write-off of approximately $9,000 of unamortized leasing costs relating to the tenant's lease at Marlboro Square that was terminated in February 1997 (as described above).

Depreciation expense for the year ended December 31, 1997 decreased by $104,429, or 14%, as compared to 1996. This decrease is primarily due to the reclassification of the 1300 North Dutton Avenue property as "Property Held for Sale" during the fourth quarter of 1996. Accordingly, no depreciation was recorded on this property during 1997. In addition, depreciation expense declined further between periods due the write-down of two of the Partnership's properties during 1996.

As referred to above, during 1997, the General Partner determined that the value of the Marlboro Square property had been impaired. As a result, the Partnership reduced the carrying amount of the property by $668,520 and this amount was charged directly to operations. During 1996, the General Partner determined that the values of the Carnegie Center and Marlboro Square properties had been impaired. As a result, the Partnership reduced the carrying amount of the Carnegie Center and Marlboro Square properties by $1,247,093 and $660,000, respectively, and these amounts were charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1998.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Results of Operations - 1996 compared with 1995

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

Rental income for the year ended December 31, 1996 decreased by $450,762, or 15%, as compared to 1995. This decrease was primarily due to the sale of J.C. Penney. Excluding the rental income generated by J.C. Penney during 1995, rental income increased by 6% during 1996 as compared to 1995. This increase is primarily due to increases in rental income at the 1300 North Dutton Avenue and Carnegie Center properties that were partially offset by a decrease in rental income at the Marlboro Square property. Rental income increased by 190% and 35% between periods at the 1300 North Dutton Avenue and Carnegie Center properties, respectively, primarily due to an increase in average occupancy at the properties. Although average occupancy increased between periods at Marlboro Square, rental income decreased by 18% primarily due to a significant reduction in the rental rate paid by the anchor tenant at the property. Rental income also decreased at Marlboro Square because rental rates on leases executed during 1995 and 1996 were less than the rates contracted and paid by previous tenants at the property. Rental income at the Crossroads Square and Warner Plaza properties was consistent between periods.

Depreciation expense for the year ended December 31, 1996 decreased by $179,535, or 19%, as compared to the same period in 1995. This decrease is primarily due to the sale of J.C. Penney.

The Partnership's share of property operating expenses for the year ended December 31, 1996 decreased by $179,985, or 37%, as compared to the same period in 1995. This decrease is primarily due to decreases in the Partnership's share of operating expenses at the Carnegie Center and Warner Plaza properties partially offset by Partnership's share of property operating expenses at the 1300 North Dutton Avenue property.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
Property operating expenses at the Carnegie Center property decreased by 51% as compared to 1995. The property incurred approximately $25,000 and $87,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively. Excluding these amounts, the Partnership's share of property operating expenses at Carnegie Center decreased by 39%, as a result of an increase in average occupancy at the property and, therefore, an increase in tenant reimbursements for such expenses.

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

The Partnership's share of property operating expenses at the Crossroads Square property was consistent between periods. The property incurred approximately $20,000 and $22,000 of non-recurring maintenance and repair expenses during 1996 and 1995, respectively.

The Partnership's share of property operating expenses at the 1300 North Dutton Avenue property increased by 7% in 1996 as compared to 1995 primarily due to the fact that the property was unoccupied during 1995 and only minor routine maintenance and repair expenses were incurred during that time. A new tenant took occupancy of the property in October 1996.

General and administrative expenses for the year ended December 31, 1996 increased by $123,770, or 52%, primarily due to legal fees incurred by the Partnership in connection with the class action complaint filed against the Partnership during February 1996. (For further information regarding the class action complaint, see Item 3-Legal Proceedings). Excluding this amount, general and administrative expenses increased by 6% between years. This increase is primarily due an increase in the time required to be expended by the General Partner in connection with its efforts to secure a tenant at the 1300 North Dutton Avenue property and to secure new leases at the Marlboro Square and Carnegie Center properties.

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

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------
As referred to above, during 1996, the General Partner determined that the values of the Carnegie Center and Marlboro Square Shopping Center properties had been impaired. As a result, the Partnership reduced the carrying amount of the Carnegie Center and Marlboro Square properties by $1,247,093 and $660,000, respectively, and these amounts were charged directly to operations.

Cash Flow
---------
The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Years Ended December 31,
                                           1997         1996        1995         1994         1993
                                          --------    --------     --------    --------     --------
Net cash provided by
 operating activities (a)               $2,066,766  $2,239,462   $2,431,249  $3,118,434   $2,853,183
Net change in operating assets
 and liabilities (a)                        45,830   (201,460)       77,507       7,210       17,432
                                        ----------  ----------   ----------  ----------   ----------
Cash provided by operations (a)          2,112,596   2,038,002    2,508,756   3,125,644    2,870,615
Increase in working capital reserves      (39,893)           -    (194,438)   (811,326)    (324,865)
Add:    Accrual basis Partnership
       management fee                       75,176      76,619       83,939      83,939       89,101
                                        ----------  ----------   ----------  ----------   ----------
Cash from operations (b)                 2,147,879   2,114,621    2,398,257   2,398,257    2,634,851
Decrease in working capital reserves             -      74,507            -           -            -
Less:  Accrual basis Partnership
      management fee                      (75,176)    (76,619)     (83,939)    (83,939)     (89,101)
                                        ----------  ----------   ----------  ----------   ----------
Distributable cash from                 $2,072,703  $2,112,509   $2,314,318  $2,314,318   $2,545,750
  operations (b)                        ==========  ==========   ==========  ==========   ==========


Allocation to General Partner              $20,727     $21,125      $23,143     $23,143      $25,458
Allocation to John Hancock
 Limited Partner                                 -           -            -           -            -
Allocation to Investors                  2,051,976   2,091,384    2,291,175   2,291,175    2,520,292
                                         ---------   ---------    ---------   ---------    ---------
Distributable cash from operations (b)  $2,072,703  $2,112,509   $2,314,318  $2,314,318   $2,545,750
                                        ==========  ==========   ==========  ==========   ==========

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flow (continued)
----------
(a) Net cash provided by operating activities, net change in operating assets and liabilities, and cash provided by operations are as calculated in the Statements of Cash Flows included in Item 8 of this Report.

(b) As defined in the Partnership Agreement. Distributable Cash from Operations should not be considered as an alternative to net income (i.e. not an indicator of performance) or to reflect cash flows or availability of discretionary funds.

On February 13, 1998, the Partnership made a cash distribution from Distributable Cash from Operations to the Investors in the amount of $504,059. This amount represents a 5% annualized return on Investors' remaining Invested Capital. The General Partner anticipates that the Partnership's Cash from Operations will be sufficient to make cash distributions in 1998 comparable to those made in 1997.

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

         Name                        Title                           Age
        -----                        -----                           ----
 William M. Fitzgerald     President and Director                       54
 Malcolm G. Pittman, III   Director                                     46
 Susan M. Shephard         Director                                     45
 Richard E. Frank          Treasurer (Chief Accounting Officer)         36

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

         Name                        Title                           Age
        -----                        -----                           ----

 Edward P. Dowd            Senior Vice President of                      55
                           John Hancock's Real Estate
                           Investment Group

 Kevin McGuire             Vice President of John Hancock's              51
                           Real Estate Investment Group,
                           President of John Hancock Realty
                           Services Corp. and subsidiaries

 Stephen Kindl             Senior Investment Officer of                  40
                           John Hancock's Real Estate
                           Investment Group, Assistant Vice
                           President of John Hancock Realty
                           Equities, Inc.

(d)  Family relationships

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  Business experience

William M. Fitzgerald (age 54) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1998. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

e)   Business experience (continued)

Malcolm G. Pittman III (age 46) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1998. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 45) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1998. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 36) joined John Hancock in 1983. He has been Treasurer of the General Partner since June 1993. Mr. Frank has been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 55) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 51) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 40), joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1996 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the Commonwealth of Massachusetts Pension Reserve Investment Trust Fund, the greater than ten percent holder of the Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1997 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1997 and does not currently have such a committee. During the 1997 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's or its Affiliates' compensation as it relates to the Partnership.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

   No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1997, except as follows:

    Title                                       Amount and          Percent
      of              Name and Address          Nature of              of
    Class           of Beneficial Owner    Beneficial Ownership      Class
    ------          ------------------     --------------------      ------
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

Item 13 - Certain Relationships and Related Transactions

See Note 6 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates (as defined in the Partnership Agreement) during the years ended 1997, 1996 and 1995.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner shall receive a Partnership Management Fee (defined in the Partnership Agreement) for managing the normal operations of the Partnership in an amount equal to 3.5% of cash flow from operations. The General Partner was paid a Partnership Management Fee totaling $75,176, $76,619 and $83,939 during the years ended December 31, 1997, 1996 and 1995, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee (defined in the Partnership Agreement) for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties; therefore, the Partnership did not pay any such fees during the years ended December 31, 1997, 1996 or 1995.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations.
The Partnership reimbursed the General Partner for $252,103, $171,710 and $151,675 of such expenses during the years ended December 31, 1997, 1996 and 1995, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee (defined in the Partnership Agreement) in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees to the General Partner during the years ended December 31, 1997, 1996 or 1995.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $20,727, $21,125 and $23,143 for the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1997, 1996 and 1995 fiscal years.

A share of Cash from Sales or Financings (defined in the Partnership Agreement) may be distributable to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $293,270, $0 and $733,176 during the years ended December 31, 1997, 1996 and 1995, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during the years ended 1997, 1996 or 1995.

A share of the Partnership's profits or losses for tax purposes (defined in the Partnership Agreement) is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits or losses were profits of $11,680, $11,303 and $14,802 during the years ended December 31, 1997, 1996 and 1995, respectively. The John Hancock Limited Partner's share of such profits or losses were losses of $65,297, $48,573 and $74,321 during the years ended December 31, 1997, 1996 and 1995 respectively.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                              Years Ended December 31,
                                             1997       1996        1995
                                            -----      -----       -----
  Partnership management
    fee expense                            $75,176    $76,619    $83,939
  Reimbursement for operating
    expenses                               252,103    171,710    151,675
  General Partner's share of
    Distributable Cash from Operations 20,727 21,125 23,143 John Hancock Limited Partner's share
    of Cash from Sales or Financings       293,270          -    733,176
  General Partner's share of profits
    for tax purposes                        11,680     11,303     14,802
  John Hancock Limited Partner's share
    of losses for tax purposes            (65,297)   (48,573)   (74,321)


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

The General Partner believes that this indemnification applies to costs incurred in the class action complaint described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $54,092, $41,475, and $0 relating to the class action complaint in the years ended December 31, 1997, 1996 and 1995, respectively.

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

     4.2    The Seventeenth Amendment and         Exhibit 4.2 to the
            Restatement of Certificate of         Partnership's Report
            Limited Partnership filed with        on Form 10-K dated
            the Massachusetts Secretary of        December 31, 1987
            State on September 15, 1987*          (File 0-15680)

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

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)
       (e)  Purchase and Sale Agreement           Exhibit 1 to the
            between John Hancock Realty           Partnership's Report
            Income Fund Limited Partnership       on Form 8-K dated
            and GHB Holdings, Inc. dated          September 29, 1997
            June 18, 1997                         (File 0-15680)

     10.4   Documents relating to
            Marlboro Square Shopping Center

       (a)  Agreement of Purchase and Sale        Exhibit 10.4(a) to
            dated January 17, 1987, between       the Post-Effective
            Marlborough GLR Realty Trust          Amendment No. 2 to the
            and John Hancock Realty Equities,     Partnership's Form S-11
            Inc.*                                 Registration Statement
                                                  (File 33-6451)

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


     10.10  Documents relating to Executive
            Compensation Plans and Arrangements

       (a)  Amended Agreement of                  Exhibit A to the Final
            Limited Partnership*                  Prospectus dated
                                                  September 4, 1986
                                                  filed under the
                                                  Partnership's Form S-11,
                                                  Registration Statement
                                                 (File 33-6451)

(b)   No reports on Form 8-K were filed during the quarter ended December
      31, 1997.

(c)   Exhibits - See Item 14 (a) (3) of this Report.

(d)   Financial Statement Schedules - The response to this portion of Item
      14 is submitted as a separate section of this     Report commencing
      on Page F-17.


  -----------------------
  +Filed herewith
  *Incorporated by reference

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1998.


                              JOHN HANCOCK REALTY INCOME FUND
                              LIMITED PARTNERSHIP

                              By:  John Hancock Realty Equities, Inc.
                                   General Partner

                              By:  WILLIAM M. FITZGERALD
                                   --------------------------------
                                   William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.


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

                        ANNUAL REPORT ON FORM 10-K



               ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)



               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES



                      FINANCIAL STATEMENT SCHEDULES



                       YEAR ENDED DECEMBER 31, 1997



           JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                          BOSTON, MASSACHUSETTS

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                      (ITEMS 8 AND 14(a)(1) AND (2))



1.   Financial Statements:                                        Page

     Report of Independent Auditors                                   F-3

     Balance Sheets at December 31, 1997 and 1996                     F-4

     Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995                                 F-5

     Statements of Partners' Equity for the Years Ended
     December 31, 1997, 1996 and 1995                                 F-6

     Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                 F-7

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

                      Report of Independent Auditors


To the Partners
John Hancock Realty Income Fund Limited Partnership


We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                   ERNST & YOUNG LLP

Boston, Massachusetts
February 13, 1998

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                              BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                                 1997           1996
                                                -----          -----
Cash and cash equivalents                    $2,502,844     $2,197,847
Restricted cash                                  58,400         59,132
Other assets                                     90,816         78,999

Property held for sale                                -      2,678,599

Deferred expenses, net of accumulated
 amortization of $444,317 in 1997 and
 $361,132 in 1996                               360,166        384,808

Investment in property:

 Land                                         6,198,330      6,198,330
 Buildings and improvements                  17,342,479     17,991,609
                                             ----------     ----------
                                             23,540,809     24,189,939
 Less: accumulated depreciation             (4,787,156)    (4,214,134)
                                             ----------     ----------
                                             18,753,653     19,975,805
                                             ----------     ----------

   Total assets                             $21,765,879    $25,375,190
                                            ===========    ===========


                     LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses          $263,396       $340,087
Accounts payable to affiliates                  150,907        108,961
                                               --------       --------
   Total liabilities                            414,303        449,048

Partners' equity/(deficit):

 General Partner's deficit                    (245,328)      (230,844)
 Limited Partners' equity                    21,596,904     25,156,986
                                             ----------      ---------
   Total partners' equity                    21,351,576     24,926,142
                                             ----------     ----------
   Total liabilities and partners'
     equity                                 $21,765,879    $25,375,190
                                            ===========    ===========

                    See Notes to Financial Statements

    JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
          (A Massachusetts Limited Partnership)

                         STATEMENTS OF OPERATIONS


                                               Years Ended December 31,
                                            1997         1996        1995
                                           -----        -----       -----

Income:

  Rental income                         $2,861,166  $2,614,989   $3,065,751
  Interest income                          107,469     171,767      173,286
  Gain/(loss) on sale of property          (5,321)           -      128,539
  Other income                                   -           -       82,008
                                        ----------  ----------   ----------
   Total income                          2,963,314   2,786,756    3,449,584

Expenses:

  Depreciation                             667,869     772,298      951,833
  Property operating expenses              396,136     311,439      491,424
  General and administrative expenses      384,727     360,696      236,926
  Amortization of deferred expenses        134,503     209,726      133,756
  Management fee                            75,176      76,619       83,939
  Property write-downs                     668,520   1,907,093            -
                                         ---------   ---------    ---------
   Total expenses                        2,326,931   3,637,871    1,897,878
                                         ---------   ---------   ----------
   Net income/(loss)                      $636,383  ($851,115)   $1,551,706
                                         =========   =========   ==========

Allocation of net income/(loss):

  General Partner                           $6,364    ($8,511)      $15,517
  John Hancock Limited Partner           (141,179)   (329,810)     (60,357)
  Investors                                771,198   (512,794)    1,596,546
                                          --------   ---------   ----------
                                          $636,383  ($851,115)   $1,551,706
                                         =========   =========   ==========

Net income/(loss) per Unit                  $8.41       ($5.60)     $17.42
                                             =====      ======      =======










                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      STATEMENTS OF PARTNERS' EQUITY
               Years Ended December 31, 1997, 1996 and 1995


                                                           General      Limited
                                                           Partner      Partners        Total
                                                           --------     --------       -------
Partners' equity/(deficit) at January 1, 1995
 (91,647 Units outstanding)                              ($193,008)    $34,218,306    $34,025,298


Less:     Cash distributions                               (23,143)    (2,291,175)    (2,314,318)

Add:      Net income                                         15,517      1,536,189      1,551,706
                                                            -------     ----------     ----------

Partners' equity/(deficit) at December 31, 1995
 (91,647 Units outstanding)                               (200,634)     33,463,320     33,262,686

Less:     Cash distributions                               (21,699)    (7,463,730)    (7,485,429)

Add:      Net loss                                          (8,511)      (842,604)      (851,115)
                                                             ------     ----------      ---------

Partners' equity/(deficit) at December 31, 1996
 (91,647 Units outstanding)                               (230,844)     25,156,986     24,926,142

Less:     Cash distributions                               (20,848)    (4,190,101)    (4,210,949)

Add:      Net income                                          6,364        630,019        636,383
                                                            -------     ----------      ---------

Partners' equity/(deficit) at December 31, 1997
 (91,647 Units outstanding)                              ($245,328)    $21,596,904    $21,351,576
                                                           ========    ===========    ===========











                    See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                         STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                               1997            1996          1995
                                                              -----           -----         -----
Operating activities:

Net income/(loss)                                             $636,383     ($851,115)     $1,551,706
 Adjustments to reconcile net (loss)/income to
 Net cash provided by operating activities:

    Amortization of deferred expenses                          134,503        209,726        133,756
    Depreciation                                               667,869        772,298        951,833
    Property write-downs                                       668,520      1,907,093              -
    Loss/(gain) on sale of property                              5,321              -      (128,539)
                                                             ---------      ---------      ---------
                                                             2,112,596      2,038,002      2,508,756
 Changes in operating assets and liabilities:
    Decrease/(increase) in restricted cash                         732        (9,527)        (4,982)
    (Increase)/decrease in other assets                       (11,817)        104,697      (115,342)
    (Decrease)/increase in accounts payable and
      accrued expenses                                        (76,691)         57,689         30,422
    Increase in accounts payable
      to affiliates                                             41,946         48,601         12,395
                                                             ---------      ---------      ---------
    Net cash provided by operating activities                2,066,766      2,239,462      2,431,249

Investing activities:
 Proceeds from sale of property                              2,673,278              -      5,392,032
 Increase in deferred expenses                               (224,098)      (953,606)      (236,542)
                                                             ---------      ---------      ---------
    Net cash (used in)/provided by investing
     activities                                              2,449,180      (953,606)      5,155,490

Financing activities:
 Cash distributed to Partners                              (4,210,949)    (7,485,429)    (2,314,318)
                                                             ---------      ---------      ---------
    Net cash used in financing activities                  (4,210,949)    (7,485,429)    (2,314,318)
                                                             ---------      ---------      ---------
    Net increase/(decrease) in cash and
     cash equivalents                                          304,997    (6,199,573)      5,272,421

    Cash and cash equivalents at
     beginning of year                                       2,197,847      8,397,420      3,124,999
                                                             ---------      ---------      ---------
    Cash and cash equivalents at
     end of year                                            $2,502,844     $2,197,847     $8,397,420
                                                            ==========     ==========     ==========

                         See Notes to Financial Statements

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS

1.   Organization of Partnership
     ---------------------------
     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1997, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,995 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     The Partnership measures impairment in value in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" ("Statement 121"). Statement 121 requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts.

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

     The net income/(loss) per Unit for each year is computed by dividing the Investors' share of net income/(loss) by the number of Units outstanding during each year.

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

     Neither the General Partner nor any Affiliate (as defined in the Partnership Agreement) of the General Partner shall be liable, responsible or accountable in damages to any of the Partners or the Partnership for any act or omission of the General Partner in good faith on behalf of the Partnership within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner and its Affiliates performing services on behalf of the Partnership shall be entitled to indemnity from the Partnership for any loss, damage, or claim by reason of any act performed or omitted to be performed by the General Partner in good faith on behalf of the Partnership and in a manner within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interest of the Partnership, except that they shall not be entitled to be indemnified in respect of any loss, damage, or claim incurred by reason of fraud, negligence, misconduct, or breach of fiduciary duty. Any indemnity shall be provided out of and to the extent of Partnership assets only. The Partnership shall not advance any funds to the General Partner or its Affiliates for legal expenses and other costs incurred as a result of any legal action initiated against the General Partner or its Affiliates by a Limited Partner in the Partnership, except under certain specified circumstances.
                                   F-11

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4.   Investment in Property
     ----------------------
     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:
                                                       December 31,
                                                   1997           1996
                                                  -----          -----

      Marlboro Square Shopping Center          $1,000,000     $1,649,130
      Crossroads Square Shopping Center        12,266,920     12,266,920
      Carnegie Center Office/Warehouse          3,800,000      3,800,000
      Warner Plaza Shopping Center              6,473,889      6,473,889
                                              -----------    -----------
        Total                                 $23,540,809    $24,189,939
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

     During 1997, the General Partner determined that the estimated future undiscounted cash flows from the Marlboro Square Shopping Center property were less than the property's carrying value, due, in general, to weak real estate market conditions for similar properties in the areas where these properties are located. Accordingly, the Partnership wrote-down the carrying amounts of the Marlboro Square Shopping Center by $668,520. This write-downs represents the difference between the property's carrying value and its estimated fair market value.

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

4.   Investment in Property (continued)
     ----------------------------------
     During 1996, the General Partner determined that the estimated future undiscounted cash flows from the Carnegie Center and Marlboro Square Shopping Center properties were less than their respective carrying amounts, due, in general, to weak real estate market conditions for similar properties in the areas where these properties are located. Accordingly, the Partnership wrote-down the carrying amounts of the Carnegie Center and Marlboro Square Shopping Center by $1,247,093 and $660,000, respectively. These write-downs represent the difference between the property's carrying value and its estimated fair market value.

     The Partnership leases its properties to non-affiliated tenants under primarily long-term operating leases.

     At December 31, 1997, future minimum rentals on non-cancelable leases relating to the above properties were as follows:
                           1998       $  2,425,328
                           1999          2,042,549
                           2000          1,827,279
                           2001          1,733,213
                           2002          1,587,618
                           Thereafter    6,431,121
                                       -----------
                            Total      $16,047,108
                                       ===========

5.   Deferred Expenses
  -----------------
     Deferred expenses consist of the following:

                                                                 Unamortized Balance at
                                                                      December 31,
      Description                                                 1997            1996
      -----------                                                 ----            ----
      $114,494 of acquisition fees paid to the General
      Partner.  This amount was amortized over a period
      of thirty years prior to June 30, 1993.  Subsequent
      to June 30, 1993, the unamortized balance is
      amortized over a period of fifty-four months.                   $0        $21,415

      $446,587 of tenant improvements.  These amounts
      are amortized over the terms of the leases to which
      they relate.                                               221,699        187,716

      $243,402 of lease commissions.  These amounts
      are amortized over the terms of the leases to
      which they relate.                                         138,467        175,677
                                                                --------       --------
                                                                $360,166       $384,808
                                                                ========       ========

                                   F-13

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

6.   Transactions with the General Partner and Affiliates
     ----------------------------------------------------
     Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                              Years Ended December 31,
                                             1997       1996        1995
                                            -----      -----       -----
      Reimbursement for operating
        expenses                          $252,103   $171,710   $151,675
      Partnership management fee
        expense                             75,176     76,619     83,939
                                          --------   --------   --------
          Total                           $327,279   $248,329   $235,614
                                          ========   ========   ========

     These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. Accordingly, included in the Statements of Operations for the years ended December 31, 1997, 1996, and 1995 were $54,092, $41,475, and $0, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. As of December 31, 1997, the Partnership has incurred a total of $95,567 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

            JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                   (A Massachusetts Limited Partnership)

                NOTES TO FINANCIAL STATEMENTS (continued)

7.   Federal Income Taxes
     --------------------
     A reconciliation of the net (loss)/income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                  Years Ended December 31,

                                                             1997           1996           1995
                                                             ----           ----           ----
     Net (loss)/income per Statements of
        Operations                                         $636,383     ($851,115)     $1,551,706

     Add/(deduct):  Excess of book gain over tax
                      gain on disposition of assets       (131,409)              -      (260,176)
                    Excess of tax depreciation
                      over book depreciation              (162,002)       (87,266)       (44,106)
                    Excess of book amortization
                      over tax amortization                  44,071         96,919         70,286
                    Other income/(loss)                       2,573              -          3,573
                    Reduction of property carrying
                      value                                 668,520      1,907,093              -
                    Other expenses                          109,854         64,715        158,875
                                                         ----------     ----------     ----------

     Net income for federal income tax purposes          $1,167,990     $1,130,346     $1,480,158
                                                         ==========     ==========     ==========

     A reconciliation of the Partnership's properties' aggregate cost for book and federal income tax purposes is as follows:

                                                                  Years Ended December 31,
                                                             1997           1996           1995
                                                             ----           ----           ----
     Aggregate cost, book purposes                      $23,540,809    $24,189,939    $31,605,222

     Add/(deduct):  Costs capitalized for federal income
                      tax purposes, cumulative              460,364        370,204        366,219
                    Book basis property write-downs,
                      cumulative                         11,536,627     10,887,497      6,849,823
                                                        -----------    -----------    -----------
     Aggregate cost, federal income tax purposes        $35,537,800    $35,447,640    $38,821,264
                                                        ===========    ===========    ===========

                                   F-15

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

     The Partnership has incurred an aggregate of approximately $239,000 in legal expenses in connection with the class action lawsuit (see Part l, Item 3 of this Report). Of this amount, approximately $143,000 relates to the Partnership's own defense and approximately $96,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

     At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early to estimate potential damages, they could possibly be material.

9.   Subsequent Events
     -----------------
     On February 13, 1998, the Partnership made a cash distribution from Distributable Cash from Operations to the Investors in the amount of $504,059.

                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                           SCHEDULE III

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997

                                                                    Costs
                                                                 Capitalized
                                       Initial Costs to         Subsequent to                   Gross Amount
                                         Partnership             Acquisition        At Which Carried at Close of Period
                                   ----------------------- -----------------------  -----------------------------------
                                               Buildings                                         Buildings
                                                  and                                               and
Description           Encumbrances    Land    Improvements ImprovementsWrite-down (1)    Land   Improvements  Total (2)
-----------           ------------    ----    ------------ --------------------------    ----   ------------  ---------
Marlboro Square Shopping Center
Marlboro, MA                 -    $1,700,000 $  3,431,725   $121,775   ($4,253,500)    $345,000  $  655,000   $1,000,000

Crossroads Square Shopping Center
Jacksonville, FL             -     3,910,000   10,582,095     74,825    (2,300,000)   3,266,000   9,000,920   12,266,920

Carnegie Center Office/Warehouse
Cincinnati, OH               -       400,000    6,824,894    132,097    (3,556,991)     315,000   3,485,000    3,800,000

Warner Plaza Shopping Center
Chandler, AZ                 -     2,800,000    5,069,990     30,035    (1,426,136)   2,272,330   4,201,559    6,473,889
                            --    ----------  -----------  ---------     ----------  ---------- -----------  -----------
     Total                   -    $8,810,000  $25,908,704   $358,732  ($11,536,627)  $6,198,330 $17,342,479  $23,540,809
                            ==    ==========  ===========   ========     ==========  ========== ===========  ===========


                                       JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                             (A Massachusetts Limited Partnership)

                                                     SCHEDULE III (Continued)

                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   Year Ended December 31, 1997

                                                                                   Life on Which
                                                                                  Depreciation in
                                                                                  Latest Statement
                                  Accumulated           Date of       Date         of Operations
   Description                  Depreciation (5)      Construction  Acquired        is Computed
   -----------                  ----------------      ------------  --------        -----------
Marlboro Square Shopping Center
Marlboro, MA                     $        -              1986         2/17/87        30 Years  (3)
                                                                                     15 Years  (4)

Crossroads Square Shopping Center
Jacksonville, FL                  3,168,635              1986         11/20/87       30 Years  (3)

Carnegie Center Office/Warehouse
Cincinnati, OH                      166,282              1986         12/22/87       30 Years  (3)

Warner Plaza Shopping Center
Chandler, AZ                      1,452,239              1985         2/25/88        30 Years  (3)
                                -----------

     Total                       $4,787,156
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

                                        JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                                               (A Massachusetts Limited Partnership)

                                                      SCHEDULE III (continued)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    Year Ended December 31, 1997


(2) The Partnership's properties' aggregate cost for federal income tax purposes at December 31, 1996 are as follows:

           Property                                  Amount
           --------                                 -------
       Marlboro Square Shopping Center          $5,269,490
       Crossroads Square Shopping Center        14,667,785
       Carnegie Center Office/Warehouse          7,488,123
       Warner Plaza Shopping Center              8,112,401
                                               -----------
          Total                                $35,537,800
                                               ===========

     The Partnership's aggregate cost for federal income tax purposes may differ from the aggregate cost for Financial Statement purposes.

(3)  Estimated useful life for buildings
(4)  Estimated useful life for land improvements
(5)  Reconciliation of real estate and accumulated depreciation:


                                                          Years Ended December 31,
                                                   1997             1996           1995
                                                   ----             ----           ----
     Investment in Real Estate
       Balance at beginning of year           $24,189,939       $31,605,222    $38,108,981
       Improvements                                     -                 -              -
       Sale of property                                 -                 -    (6,503,759)
       Property held for sale                           -       (2,835,779)              -
       Reduction of carrying value,
         including leasing costs                (649,130)       (4,579,504)              -
                                              -----------       -----------    -----------
       Balance at end of year                 $23,540,809       $24,189,939    $31,605,222
                                              ===========       ===========    ===========

     Accumulated Depreciation
       Balance at beginning of year            $4,214,134        $7,165,026     $7,453,459
       Sale of property                                 -                 -    (1,240,266)
       Additions charged to costs
         and expenses                             667,869           772,298        951,833
       Property held for sale                           -         (808,904)              -
       Reduction of carrying value               (94,847)       (2,914,286)              -
                                              -----------       -----------    -----------
       Balance at end of year                  $4,787,156        $4,214,134     $7,165,026
                                              ===========       ===========    ===========

                                                               F-19