Form 10-Q
period 1998-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1998-05-15
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  March 31, 1998
                               ------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     N/A
                               ------------------------------------------------

COMMISSION FILE NUMBER                           0-15680
                       --------------------------------------------------------


               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Massachusetts                                  04-2921566
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                     200 Clarendon Street, Boston, MA 02116
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)


                                 (800) 722-5457
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:


                                       N/A
--------------------------------------------------------------------------------
      (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT)

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

                              Yes  X   No
                                  ---     ---

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                                      INDEX





PART I:  FINANCIAL INFORMATION                                             PAGE

         Item 1 - Financial Statements:

                  Balance Sheets at March 31, 1998 and
                  December 31, 1997                                           3

                  Statements of Operations for the Three
                  Months Ended March 31, 1998 and 1997                        4

                  Statements of Partners' Equity for the
                  Three Months Ended March 31, 1998 and
                  for the Year Ended December 31, 1997                        5

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997                        6

                  Notes to Financial Statements                            7-12

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           13-18


PART II: OTHER INFORMATION                                                   19

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS



                                                       MARCH 31,        DECEMBER 31,
                                                         1998               1997
                                                     ------------       ------------

Cash and cash equivalents                            $  2,435,171       $  2,502,844
Restricted cash                                            59,400             58,400
Other assets                                              200,816             90,816

Deferred expenses, net of accumulated
   amortization of $349,766 in 1998 and
   $329,823 in 1997                                       373,640            360,166

Investment in property:

   Land                                                 6,198,330          6,198,330
   Buildings and improvements                          17,342,479         17,342,479
                                                     ------------       ------------
                                                       23,540,809         23,540,809
   Less: accumulated depreciation                      (4,944,621)        (4,787,156)
                                                     ------------       ------------
                                                       18,596,188         18,753,653
                                                     ------------       ------------

       Total assets                                  $ 21,665,215       $ 21,765,879
                                                     ============       ============


                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                $    339,941       $    263,396
Accounts payable to affiliates                            149,290            150,907
                                                     ------------       ------------
       Total liabilities                                  489,231            414,303

Partners' equity/(deficit):

   General Partner's deficit                             (247,085)          (245,328)
   Limited Partners' equity                            21,423,069         21,596,904
                                                     ------------       ------------

       Total partners' equity                          21,175,984         21,351,576
                                                     ------------       ------------

       Total liabilities and partners' equity        $ 21,665,215       $ 21,765,879
                                                     ============       ============




                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 1998           1997
                                              ---------       ---------

Income:

     Rental income                            $ 636,055       $ 700,593
     Interest income                             26,067          22,526
                                              ---------       ---------

       Total income                             662,122         723,119

Expenses:

     Depreciation                               157,465         173,083
     General and administrative expenses         71,572         129,654
     Property operating expenses                 61,520          83,636
     Amortization of deferred expenses           19,943          29,319
     Management fee                              18,063          18,903
                                              ---------       ---------

       Total expenses                           328,563         434,595
                                              ---------       ---------

       Net income                             $ 333,559       $ 288,524
                                              =========       =========


Allocation of net income:

     General Partner                          $   3,335       $   2,885
     John Hancock Limited Partner                (6,991)        (12,291)
     Investors                                  337,215         297,930
                                              ---------       ---------
                                              $ 333,559       $ 288,524
                                              =========       =========

Net income per Unit                           $    3.68       $    3.25
                                              =========       =========











                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997



                                                      GENERAL          LIMITED
                                                      PARTNER          PARTNERS            TOTAL
                                                      -------          --------            -----

Partners' equity/(deficit) at January 1, 1997
   (91,647 Units outstanding)                        ($230,844)      $ 25,156,986       $ 24,926,142

Less: Cash distributions                               (20,848)        (4,190,101)        (4,210,949)

Add: Net income                                         (6,364)          (630,019)          (636,383)
                                                     ---------       ------------       ------------

Partners' equity/(deficit) at December 31, 1997
   (91,647 Units outstanding)                         (245,328)        21,596,904         21,351,576

Less: Cash distributions                                (5,092)          (504,059)          (509,151)

Add: Net income                                          3,335            330,224            333,559
                                                     ---------       ------------       ------------

Partners' equity/(deficit) at March 31, 1998
   (91,647 Units outstanding)                        ($247,085)      $ 21,423,069       $ 21,175,984
                                                     =========       ============       ============











                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1998              1997
                                                          -----------       -----------

Operating activities:

   Net income                                             $   333,559       $   288,524

   Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                            157,465           173,083
      Amortization of deferred expenses                        19,943            29,319
                                                          -----------       -----------

                                                              510,967           490,926
   Changes in operating assets and liabilities:
      Increase in restricted cash                              (1,000)             (594)
      Decrease/(increase) in other assets                    (110,000)         (105,775)
      Increase in accounts payable and accrued
         expenses                                              76,545             2,678
      Increase in accounts payable to affiliates               (1,617)           36,844
                                                          -----------       -----------

           Net cash provided by operating activities          474,895           424,079

Investing activities:

   Increase in deferred expenses                              (33,417)          (62,783)
                                                          -----------       -----------

           Net cash used in investing activities              (33,417)          (62,783)

Financing activities:

   Cash distributed to Partners                              (509,151)         (521,184)
                                                          -----------       -----------

           Net cash used in financing activities             (509,151)         (521,184)
                                                          -----------       -----------

           Net decrease in cash and cash
               equivalents                                    (67,673)         (159,888)

           Cash and cash equivalents at
               beginning of year                            2,502,844         2,197,847
                                                          -----------       -----------

           Cash and cash equivalents at
               end of period                              $ 2,435,171       $ 2,037,959
                                                          ===========       ===========






                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

       John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,948 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.     INVESTMENT IN PROPERTY

       Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                     March 31, 1998    December 31, 1997
                                                     --------------    -----------------

         Marlboro Square Shopping Center              $ 1,000,000         $ 1,000,000
         Crossroads Square Shopping Center             12,266,920          12,266,920
         Carnegie Center Office/Warehouse               3,800,000           3,800,000
         Warner Plaza Shopping Center                   6,473,889           6,473,889
                                                      -----------         -----------

                      Total                           $23,540,809         $23,540,809
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

5.     DEFERRED EXPENSES

       Deferred expenses consist of the following:

                                                                          Unamortized        Unamortized
                                                                           Balance at         Balance at
                               Description                               March 31, 1998    December 31, 1997
                               -----------                               --------------    -----------------

              $454,362 of tenant improvements.  These amounts
              are amortized over the terms of the leases to which
              they relate.                                                   231,484             221,699

              $255,544 of lease commissions.  These amounts
              are amortized over the terms of the leases to which
              they relate.                                                   142,156             138,467
                                                                            --------            --------
                                                                            $373,640            $360,166
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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                            1998             1997
                                                            ----             ----

              Reimbursement for operating expenses         $35,480         $ 96,155
              Partnership management fee expense            18,063           18,903
                                                           -------         --------
                                                           $53,543         $115,058
                                                           =======         ========

       These expenses are included in expenses on the Statements of Operations.

       The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. Accordingly, included in the Statements of Operations for the three months ended March 31, 1998 and 1997 is $3,462 and $31,579, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through March 31, 1997, the Partnership has accrued a total of $99,029 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

7.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                      Three Months Ended
                                                                            March 31,
                                                                      1998            1997
                                                                      ----            ----

              Net income per Statements of Operations               $333,559       $288,524

              Add/(deduct):    Excess of tax depreciation
                                 over book depreciation              (24,539)       (47,383)
                               Excess of book amortization
                                 over tax amortization                10,022          3,491
                                                                    --------       --------

              Net income for federal income tax purposes            $319,042       $244,632
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

       The Partnership has incurred an aggregate of approximately $248,000 in legal expenses in connection with the class action lawsuit (see Part l, Item 3 of this Report). Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

       At the present time, the General Partner can not estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's Financial Statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements. However, while it is still too early the estimate potential damages, they could possible be material.

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

IMPACT OF YEAR 2000

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had $2,435,171 in cash and cash equivalents and $59,400 in restricted cash.

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

During the three months ended March 31, 1998, cash from working capital reserves was used for the payment of leasing costs in the amount of $33,417 incurred at the Carnegie Center property. The General Partner estimates that the Partnership will incur approximately $356,000 of additional leasing costs at its properties during the remainder of 1998. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the three months ended March 31, 1998, approximately $20,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $230,000 at the properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $509,151 generated from the Partnership's operations was distributed to the General Partner and Investors during the three months ended March 31, 1998. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during each of the three remaining quarters of 1998.

The Partnership has incurred approximately $248,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $149,000 relates to the Partnership's own defense and approximately $99,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the three months ended March 31, 1998:

                                   MARLBORO SQ.    CROSSROADS SQ.    CARNEGIE      WARNER PL.
                                   SHOPPING CTR.    SHOPPING CTR.     CENTER      SHOPPING CTR.
                                   ------------    -------------     --------     ------------

Square Feet                          42,150          174,196         128,059        92,848

Occupancy at January 1, 1998             67%              95%             73%           98%

New Leases                               16%               1%              0%            0%

Lease Renewals                            0%               0%              0%            0%

Leases Expired (1)                       11%               0%              0%            7%

Occupancy at
   March 31, 1998                        72%              96%             73%           91%

Leases Scheduled to
   Expire, Balance of 1998                0%              11%             17%            7%

Leases Scheduled to
   Commence, Balance of 1998              0%               0%              0%            0%


(1) Includes leases terminated by the General Partner for non-payment of rent.

At March 31, 1998, Marlboro Square's occupancy was 72%. During the first quarter of 1998, a new tenant took occupancy of 6,600 square feet, or 16% of the property under a lease that will expire in January 1999, at which time the tenant will have the option to renew its lease for a five-year term. Approximately $20,000 in leasing costs was incurred in connection with this new lease. However, a lease representing 3,000 square feet, or 7% of the property, expired. In addition, a tenant with a lease for approximately 1,600 square feet, or 4% of the property, is delinquent in rental payments due since February 1998 and the General Partner understands that the tenant intends to vacate its space at the property. The General Partner will use all legal remedies to obtain collection from this tenant of all obligations due under its lease agreement.

The General Partner anticipates that absorption of available retail space in the Marlboro, Massachusetts area will remain sluggish during 1998 based upon both the lack of demand and the oversupply amount of available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

The Carnegie Center's occupancy at March 31, 1998, was 73%. During the remainder of 1998, four leases representing approximately 19,500 square feet, or 17% of the property are scheduled to expire. The Cincinnati industrial real estate market, where the Carnegie Center is located, has an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. Because of these current market conditions, rental rates and concessions will be priced aggressively in an effort to retain existing tenants as well as secure new tenants at the property.

A tenant at the Warner Plaza property with a lease for approximately 6,200 square feet, or 7% of the property, vacated the property and filed for bankruptcy under Chapter 7 of the U.S Bankruptcy Code. The General Partner is seeking to find a replacement tenant for this space.

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

One tenant at the Crossroads Square property has a clause in its lease that may be exercisable if the anchor tenant described above ceases to operate at the property and a replacement tenant is not secured. Such clause provides that the tenant may: i) reduce rental payments to the lesser of the fixed monthly rent or 2% of gross receipts if the anchor ceases to operate for 180 days, and, ii) terminate lease obligations if the cessation of operations continues for an additional six months and a substitute tenant has not been provided. This tenant occupies approximately 10,500 square feet, of 6% of the property, under a lease that is scheduled to expire in July 2005. The General Partner does not believe that any reduction in rental payments or any possible lease termination that may result from the anchor tenant vacating the property is likely to have a materially adverse affect on the Partnership's liquidity.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1997 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. Based on such evaluations, the General Partner determined that the Marlboro Square property's estimated future undiscounted cash flows were not expected to exceed its carrying value. Therefore, a write-down in value of $668,520, representing the difference between the property's carrying value and its then estimated market value (and not its estimated future undiscounted cash flows) was required as of December 31, 1997. No permanent impairment in values existed with respect to the Partnerships other properties as of December 31, 1997 and, therefore, no additional write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to determine whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

The Partnership generated net income of $333,559 for the three months ended March 31, 1998 as compared to net income of $288,524 for the same period in 1997.

Average occupancy for the Partnership's investments was as follows:

                                                          Three Months Ended
                                                               March 31,
                                                       1998              1997
                                                       ----              ----
           Marlboro Square Shopping Center              71%               68%
           Crossroads Square Shopping Center            95%               93%
           Carnegie Center Office/Warehouse             73%               66%
           Warner Plaza Shopping Center                 96%               99%


Rental income for the three months ended March 31, 1998 decreased by $64,538, or 9%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property on September 29, 1997. Excluding rental income generated by the 1300 North Dutton Avenue property, rental income increased slightly due to increases in rental income at the Marlboro Square, Carnegie Center and Crossroads Square properties. Rental income increased at each of these properties primarily due to increases in average occupancy. Rental income at the Warner Plaza property was consistent between periods.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Interest income for the three months ended March 31, 1998 increased by $3,541, or 16%, as compared to the same period in 1997. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves increased because the Partnership retained a portion of the net sales proceeds from the sale of the 1300 North Dutton Avenue property.

Depreciation expense for the three months ended March 31, 1998 decreased by $15,618, or 9%, as compared to the same period in 1997. This decrease is primarily due to the write-down in value of Marlboro Square's carrying value at December 31, 1997.

General and administrative expenses for the quarter ended March 31, 1998 decreased by $58,082, or 45%, primarily due to a decline in legal fees incurred by the Partnership in connection with the class action complaint (see Part II, Item 1 of this Report). Excluding such legal fees, general and administrative expenses were consistent between periods.

The Partnership's share of property operating expenses for the three months ended March 31, 1998 decreased by $22,116, or 26%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property. Excluding amounts attributable to the 1300 North Dutton Avenue property, the Partnership's share of property operating expenses increased by 91% primarily due to non-recurring maintenance and repair expenses incurred at the Carnegie Center and Marlboro Square properties. Property operating expenses at the Crossroads Square and Warner Plaza properties were consistent between periods.

Amortization of deferred expenses for the three months ended March 31, 1998 decreased by $9,376, or 32%, as compared to the same period in 1997. This decrease is primarily due to the write-down in carrying value of the Marboro Square property at December 31, 1997. The net book value of the Marlboro Square plus any unamortized deferred expenses relating to the property at the time the property was written-down were combined to arrive at the property's carrying value (current market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1997 are included in the property's carrying value, and depreciated, during 1998.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Three Months Ended
                                                                March 31,
                                                          1998             1997
                                                        ---------       ---------

Net cash provided by operating activities (a)           $ 474,895       $ 424,079
Net change in operating assets and liabilities (a)         36,072          66,847
                                                        ---------       ---------
Cash provided by operations (a)                           510,967         490,926
Increase in working capital reserves                       12,926            --
Add: Accrual basis Partnership
     management fee                                        18,063          18,903
                                                        ---------       ---------
Cash from operations (b)                                  516,104         509,829
Decrease in working capital reserves                                       30,258
Less: Accrual basis Partnership
      management fee                                      (18,063)        (18,903)
                                                        ---------       ---------
Distributable cash from operations (b)                  $ 498,041       $ 521,184
                                                        =========       =========

Allocation to General Partner                           $   4,980       $   5,212
Allocation to John Hancock Limited Partner                   --              --
Allocation to Investors                                   493,061         515,972
                                                        ---------       ---------
Distributable cash from operations (b)                  $ 498,041       $ 521,184
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

During the second quarter of 1998, the Partnership expects to make a cash distribution of $493,061, representing a 5% annualized return, to all Investors of record at March 31, 1998, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining three quarters of 1998 will be comparable to that generated during the first quarter of 1998.

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

          In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. The defendants filed demurrer motions, asking that the complaint be dismissed at law. These motions were under consideration during the first quarter of 1998.

          Although the court dismissed the complaint against RIF-II during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming RIF-II as a defendant. The defendants continue to contest the action.

          There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the first quarter of 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the first quarter of 1998.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 8

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the first quarter of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 1998.



                                   John Hancock Realty Income Fund
                                   Limited Partnership


                                   By: John Hancock Realty Equities, Inc.,
                                       General Partner



                                   By:  /s/ William M. Fitzgerald       5/15/98
                                       ----------------------------------------
                                       William M. Fitzgerald, President



                                   By:  /s/ Richard E. Frank            5/15/98
                                       ----------------------------------------
                                       Richard E. Frank, Treasurer
                                       (Chief Accounting Officer)