Form 10-Q
period 1998-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1998-08-14
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    JUNE 30, 1998
                               ------------------------------------------------

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

                         Yes  X   No
                             ---     ---

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX

PART I:  FINANCIAL INFORMATION                                             PAGE

    Item 1 - Financial Statements:

             Balance Sheets at June 30, 1998 and
             December 31, 1997                                                3

             Statements of Operations for the Three and Six
             for the Months Ended June 30, 1998 and 1997                      4

             Statements of Partners' Equity for the
             Six Months Ended June 30, 1998 and
             Year Ended December 31, 1997                                     5

             Statements of Cash Flows for the Six
             Months Ended June 30, 1998 and 1997                              6

             Notes to Financial Statements                                 7-12

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                13-18

PART II: OTHER INFORMATION                                                   19

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS



                                                                  JUNE 30,          DECEMBER 31,
                                                                   1998                1997
                                                                   ----                ----
Cash and cash equivalents                                      $  2,406,906        $  2,502,844
Restricted cash                                                      59,400              58,400
Other assets                                                        225,816              90,816

Deferred expenses, net of accumulated
   amortization of $375,217 in 1998 and
   $329,823 in 1997                                                 384,683             360,166

Investment in property:

   Land                                                           6,198,330           6,198,330
   Buildings and improvements                                    17,342,479          17,342,479
                                                               ------------        ------------
                                                                 23,540,809          23,540,809
   Less:   accumulated depreciation                              (5,102,522)         (4,787,156)
                                                               ------------        ------------
                                                                 18,438,287          18,753,653
                                                               ------------        ------------

        Total assets                                           $ 21,515,092        $ 21,765,879
                                                               ============        ============

                       LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                          $    368,381        $    263,396
Accounts payable to affiliates                                      231,561             150,907
                                                               ------------        ------------
        Total liabilities                                           599,942             414,303

Partners' equity/(deficit):

   General Partners' deficit                                       (249,692)           (245,328)
   Limited Partners' equity                                      21,164,842          21,596,904
                                                               ------------        ------------

        Total partners' equity                                   20,915,150          21,351,576
                                                               ------------        ------------

        Total liabilities and partners' equity                 $ 21,515,092        $ 21,765,879
                                                               ============        ============


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                   1998             1997              1998               1997
                                                   ----             ----              ----               ----
Income:

      Rental income                             $ 637,264        $ 741,803        $ 1,273,319        $ 1,442,396
      Interest income                              23,693           21,276             49,760             43,802
                                                ---------        ---------        -----------        -----------

        Total income                              660,957          763,079          1,323,079          1,486,198

Expenses:

      Depreciation                                157,901          164,929            315,366            338,012
      General and administrative expenses         145,424           76,956            216,996            206,610
      Property operating expenses                  79,270          115,578            140,790            199,214
      Amortization of deferred expenses            25,451           30,804             45,394             60,123
      Management fee                               15,705           18,869             33,768             37,772
                                                ---------        ---------        -----------        -----------

        Total expenses                            423,751          407,136            752,314            841,731
                                                ---------        ---------        -----------        -----------

        Net income/(loss)                       $ 237,206        $ 355,943        $   570,765        $   644,467
                                                =========        =========        ===========        ===========


Allocation of net income/(loss):

      General Partner                           $   2,373        $   3,560        $     5,708        $     6,445
      John Hancock Limited Partner                 (6,991)         (12,291)           (13,982)           (24,582)
      Investors                                   241,824          364,674            579,039            662,604
                                                ---------        ---------        -----------        -----------
                                                $ 237,206        $ 355,943        $   570,765        $   644,467
                                                =========        =========        ===========        ===========

Net income/(loss) per Unit                      $    2.64        $    3.98        $      6.32        $      7.23
                                                =========        =========        ===========        ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997

                                                       GENERAL            LIMITED
                                                       PARTNER            PARTNERS            TOTAL
                                                       -------            --------            -----

Partners' equity/(deficit) at January 1, 1997
   (91,647 Units outstanding)                         ($230,844)       $ 25,156,986        $ 24,926,142

Less: Cash distributions                                (20,848)         (4,190,101)         (4,210,949)

Add:  Net income                                          6,364             630,019             636,383
                                                      ---------        ------------        ------------

Partners' equity/(deficit) at December 31, 1997
   (91,647 Units outstanding)                          (245,328)         21,596,904          21,351,576

Less: Cash distributions                                (10,072)           (997,119)         (1,007,191)

Add:  Net income                                          5,708             565,057             570,765
                                                      ---------        ------------        ------------

Partners' equity/(deficit) at June 30, 1998
   (91,647 Units outstanding)                         ($249,692)       $ 21,164,842        $ 20,915,150
                                                      =========        ============        ============

                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                     1998               1997
                                                                     ----               ----
Operating activities:

   Net income/(loss)                                             $   570,765        $   644,467

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

       Depreciation                                                  315,366            338,012
       Amortization of deferred expenses                              45,394             60,123
                                                                 -----------        -----------

                                                                     931,525          1,042,602
   Changes in operating assets and liabilities:
       Increase in restricted cash                                    (1,000)            (2,633)
       (Increase) in other assets                                   (135,000)          (113,370)
       Increase/(decrease) in accounts payable and accrued
           expenses                                                  104,985            (50,361)
       Increase in accounts payable to affiliates                     80,654             36,447
                                                                 -----------        -----------

             Net cash provided by operating activities               981,164            912,685

Investing activities:

   Increase in deferred expenses                                     (69,911)           (90,890)
                                                                 -----------        -----------

             Net cash used in investing activities                   (69,911)           (90,890)

Financing activities:

   Cash distributed to Partners                                   (1,007,191)        (1,042,369)
                                                                 -----------        -----------

             Net cash used in financing activities                (1,007,191)        (1,042,369)
                                                                 -----------        -----------

             Net decrease in cash and cash
                 equivalents                                         (95,938)          (220,574)

             Cash and cash equivalents at
                 beginning of year                                 2,502,844          2,197,847
                                                                 -----------        -----------

             Cash and cash equivalents at
                 end of period                                   $ 2,406,906        $ 1,977,273
                                                                 ===========        ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION OF PARTNERSHIP

           John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,818 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.      INVESTMENT IN PROPERTY

           Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                      June 30, 1998    December 31, 1997
                                                      -------------    -----------------

               Marlboro Square Shopping Center         $ 1,000,000       $ 1,000,000
               Crossroads Square Shopping Center        12,266,920        12,266,920
               Carnegie Center Office/Warehouse          3,800,000         3,800,000
               Warner Plaza Shopping Center              6,473,889         6,473,889
                                                       -----------       -----------

                              Total                    $23,540,809       $23,540,809
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

5.      DEFERRED EXPENSES

           Deferred expenses consist of the following:

                                                                        Unamortized    Unamortized
                                                                         Balance at     Balance at
                             Description                               June 30, 1998 December 31, 1997
                             -----------                               ------------- -----------------
               $496,449 of tenant improvements.  These amounts
               are amortized over the terms of the leases to which
               they relate                                                243,845        221,699

               $263,451 of lease commissions.  These amounts
               are amortized over the terms of the leases to which
               they relate                                                140,838        138,467
                                                                         --------       --------
                                                                         $384,683       $360,166
                                                                         ========       ========

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                                    Six Months Ended
                                                                        June 30,
                                                               1998                  1997
                                                               ----                  ----
                Reimbursement for operating expenses          $60,812              $162,973
                Partnership management fee expense             34,258                37,772
                                                              -------              --------
                                                              $95,070              $200,745
                                                              =======              ========

           These expenses are included in expenses on the Statements of Operations.

           The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. Accordingly, included in the Statements of Operations for the six months ended June 30, 1998 and 1997 is $58,302 and $38,173, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through June 30, 1998, the Partnership has accrued a total of $135,463 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

7.         FEDERAL INCOME TAXES

           A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                         Six Months Ended
                                                                             June 30,
                                                                    1998                 1997
                                                                    ----                 ----
                Net income per Statements of Operations           $583,779             $644,467

                Add/(deduct): Excess of tax depreciation
                                over book depreciation             (49,078)             (94,766)
                              Excess of book amortization
                                over tax amortization               20,044                8,093
                                                                  --------             --------

                Net income for federal income tax purposes        $554,745             $557,794
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

           The Partnership has incurred an aggregate of approximately $338,000 in legal expenses in connection with the class action lawsuit (see Part l, Item 3 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had $2,406,906 in cash and cash equivalents and $59,400 in restricted cash.

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

During the six months ended June 30, 1998, cash from working capital reserves was used for the payment of leasing costs in the amount of $69,911 incurred at the Carnegie Center and Marlboro Square properties. The General Partner estimates that the Partnership will incur approximately $320,000 of additional leasing costs at its properties during the remainder of 1998. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the six months ended June 30, 1998, approximately $41,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $209,000 at the properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,007,191 generated from the Partnership's operations was distributed to the General Partner and Investors during the six months ended June 30, 1998. The General Partner currently anticipates that the Partnership will be able to make comparable distributions during each of the two remaining quarters of 1998.

The Partnership has incurred approximately $338,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $203,000 relates to the Partnership's own defense and approximately $135,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the six months ended June 30, 1998:

                                   MARLBORO SQ.      CROSSROADS SQ.     CARNEGIE         WARNER PL.
                                   SHOPPING CTR.     SHOPPING CTR.       CENTER         SHOPPING CTR.
                                   -------------     -------------       ------         -------------
Square Feet                           42,150           174,196           128,059           92,848

Occupancy at January 1, 1998              67%               95%               73%              98%

New Leases                                16%                1%                2%               0%

Lease Renewals                             0%                0%                5%               2%

Leases Expired (1)                        11%                0%                0%               7%

Occupancy at June 30, 1998                72%               96%               75%              91%

Leases Scheduled to
   Expire, Balance of 1998                 0%               11%               12%               5%

Leases Scheduled to
   Commence, Balance of 1998               0%                0%                0%               0%

 (1)  Includes leases terminated by the General Partner for non-payment of rent.

At June 30, 1998, Marlboro Square's occupancy was 72%. During the first six months of 1998, a new tenant took occupancy of 6,600 square feet, or 16% of the property, under a lease that will expire in January 1999, at which time the tenant will have the option to renew its lease for a five-year term. Approximately $20,000 in leasing costs was incurred in connection with this new lease. However, a lease representing 3,000 square feet, or 7% of the property, expired. In addition, a tenant with a lease for approximately 1,600 square feet, or 4% of the property, that was scheduled to expire in January 2001, was delinquent in rental payments due since February 1998. As a result the General Partner terminated the tenant's lease effective May 12, 1998. The General Partner has reached a settlement agreement with the former tenant whereby the Partnership agreed to release the former tenant from all past due and future rental obligations in exchange for $2,000.

The General Partner anticipates that absorption of available retail space in the Marlboro, Massachusetts area will remain sluggish during 1998 based upon both the lack of demand and the oversupply of available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property.

The Carnegie Center's occupancy at June 30, 1998 was 75%. During the remainder of 1998, three leases representing approximately 15,000 square feet, or 12% of the property are scheduled to expire. The Cincinnati industrial real estate market, where the Carnegie Center is located, has an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. Because of these market conditions, rental rates and concessions will be priced aggressively in an effort to retain existing tenants as well as secure new tenants at the property.

Since late 1994, when the Carnegie Center's occupancy declined to 35%, the General Partner has gradually improved the property's occupancy to its current level of 75%. Given the current status of the property, the projected future capital requirements necessary for the property to maintain its competitive position within the market and the current conditions in the Cincinnati real estate market, the General Partner listed the Carnegie Center for sale during July 1998.

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

Over the past few years steady population growth in the Chandler, Arizona area, where the Warner Plaza property is located, has increased demand for available retail space and stimulated the development of new retail space. Given these market conditions as well as the current status of the property, the General Partner listed the Warner Plaza for sale during the second quarter of 1998.

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

RESULTS OF OPERATIONS

The Partnership generated net income of $583,779 for the six months ended June 30, 1998 as compared to net income of $644,467 for the same period in 1997.

Average occupancy for the Partnership's investments was as follows:

                                                        Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                       ----         ----
            Marlboro Square Shopping Center             72%         66%
            Crossroads Square Shopping Center           95%         94%
            Carnegie Center Office/Warehouse            74%         67%
            Warner Plaza Shopping Center                94%         99%

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Rental income for the six months ended June 30, 1998, decreased by $169,077, or 12%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property on September 29, 1997. Excluding rental income generated by the 1300 North Dutton Avenue property, rental income increased slightly due to increases in rental income at the Marlboro Square, Carnegie Center and Crossroads Square properties. Rental income increased at each of these properties primarily due to increases in average occupancy. Rental income at the Warner Plaza property was consistent between periods.

Interest income for the six months ended June 30, 1998 increased by $5,958, or 14%, as compared to the same period in 1997. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves increased because the Partnership retained a portion of the net sales proceeds from the sale of the 1300 North Dutton Avenue property.

Depreciation expense for the six months ended June 30, 1998 decreased by $22,646, or 7%, as compared to the same period in 1997. This decrease is primarily due to the write-down in value of Marlboro Square's carrying value at December 31, 1997.

The Partnership's share of property operating expenses for the six months ended June 30, 1998 decreased by $58,424, or 29%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property. Excluding amounts attributable to the 1300 North Dutton Avenue property, the Partnership's share of property operating expenses increased by 7% primarily due to non-recurring maintenance and repair expenses incurred at the Carnegie Center, Marlboro Square and Warner Plaza properties. Property operating expenses at the Crossroads Square property was consistent between periods.

General and administrative expenses for the six months ended June 30, 1998 increased by $10,386, or 5%, as compared to the same period during 1997. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the class action compliant (see Part II, Item 1 of this Report).

Amortization of deferred expenses for the six months ended June 30, 1998 decreased by $14,729, or 25%, as compared to the same period in 1997. This decrease is primarily due to the write-down in carrying value of the Marlboro Square property at December 31, 1997. The net book value of the Marlboro Square plus any unamortized deferred expenses relating to the property at the time the property was written-down were combined to arrive at the property's carrying value (current market value) after its write-down. Accordingly, some deferred expense amounts that were amortized during 1997 are included in the property's carrying value, and depreciated, during 1998.

Management fee expense, which is equal to 3.5% of Cash from Operations, decreased by $4,004, or 11%, as compared to the same period in 1997. This decrease was due to a decline in Cash from Operations between periods primarily resulting from the sale of the 1300 North Dutton Avenue property.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                   Six Months Ended
                                                                       June 30,
                                                                1998               1997
                                                                ----               ----
Net cash provided by operating activities (a)               $ 981,164           $   912,685
Net change in operating assets and liabilities (a)            (49,639)              129,917
                                                            ---------           -----------
Cash provided by operations (a)                               931,525             1,042,602
Increase in working capital reserves                                                 (1,159)
Add:  Accrual basis Partnership
      management fee                                           33,768                37,772
                                                            ---------           -----------
Cash from operations (b)                                      965,293             1,079,215
Decrease in working capital reserves                           63,912                    --
Less: Accrual basis Partnership
      management fee                                          (33,768)              (37,772)
                                                            ---------           -----------
Distributable cash from operations (b)                      $ 995,437           $ 1,041,443
                                                            =========           ===========

Allocation to General Partner                               $   9,315           $    10,414
Allocation to John Hancock Limited Partner                         --                    --
Allocation to Investors                                       986,122             1,031,029
                                                            ---------           -----------
Distributable cash from operations (b)                      $ 995,437           $ 1,041,443
                                                            =========           ===========

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

During the third quarter of 1998, the Partnership will to make a cash distribution to the Investors of $493,061, representing a 5% annualized return, to all Investors of record at June 30, 1998, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during each of the remaining two quarters of 1998 will be comparable to that generated during the first two quarters of 1998.

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

            Although the court dismissed the complaint against RIF-II during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming RIF-II as a defendant. On August 12, 1998, the court granted RIF-II's motion for summary adjudication of the issues against the plaintiff. The court ruled that the plaintiff could not prevail upon its claims since it was not an Investor in RIF-II. RIF-II intends to move for a judgment dismissing it from the case.

            There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

            There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.     CHANGES IN SECURITIES

            There were no changes in securities during the second quarter of 1998.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            There were no defaults upon senior securities during the second quarter of 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1998.

ITEM 5.     OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a) There are no exhibits to this report.
            (b) There were no Reports on Form 8-K filed during the second quarter of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 1998.

                             John Hancock Realty Income Fund
                             Limited Partnership

                             By:  John Hancock Realty Equities, Inc.,
                                  General Partner

                                  By:  /s/William M. Fitzgerald
                                       -----------------------------------
                                        William M. Fitzgerald, President

                                  By:  /s/Richard E. Frank
                                       -----------------------------------
                                        Richard E. Frank, Treasurer
                                        (Chief Accounting Officer)