Form 10-Q
period 1998-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1998-11-13
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED             September 30, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                    N/A
                                    --------------------------------------------

     COMMISSION FILE NUMBER                          0-15680
                            ----------------------------------------------------


               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Massachusetts                                          04-2921566
-------------------------------                             --------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


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

                              Yes [X]      No [ ]

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE

         Item 1 - Financial Statements:

                  Balance Sheets at September 30, 1998 and
                  December 31, 1997                                            3

                  Statements of Operations for the Three and Nine
                  Months Ended September 30, 1998 and 1997                     4

                  Statements of Partners' Equity for the
                  Nine Months Ended September 30, 1998 and
                  Year Ended December 31, 1997                                 5

                  Statements of Cash Flows for the Nine
                  Months Ended September 30, 1998 and 1997                     6

                  Notes to Financial Statements                             7-12

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            13-18


PART II: OTHER INFORMATION                                                    20

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    1998            1997
                                                                ------------    -----------

Cash and cash equivalents                                       $ 2,290,075     $ 2,502,844
Restricted cash                                                      59,400          58,400
Other assets                                                        254,921          90,816
Property held for sale                                           18,780,091

Deferred expenses, net of accumulated
    amortization of $329,823 in 1997                                     --         360,166

Investment in property:

Land                                                                     --       6,198,330
Buildings and improvements                                               --      17,342,479
                                                                -----------     -----------
                                                                         --      23,540,809

Less: accumulated depreciation                                           --      (4,787,156)
                                                                -----------     -----------
                                                                                 18,753,653

               Total assets                                     $21,384,487     $21,765,879
                                                                ===========     ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                           $   428,458     $   263,396
Accounts payable to affiliates                                      214,969         150,907
                                                                -----------     -----------
               Total liabilities                                    643,427         414,303

Partners' equity/(deficit):

     General Partners' deficit                                     (250,795)       (245,328)
     Linited Partners' equity                                    20,991,855      21,596,904
                                                                -----------     -----------
          Total partners' equity                                 20,741,060      21,351,576
                                                                -----------     -----------
          Total liabilities and partners' equity                $21,384,487     $21,765,879
                                                                ===========     ===========




                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDING              NINE MONTHS ENDING
                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                 1998           1997               1998           1997
                                              ----------     ----------         ----------     ----------

Income:
     Rental income                            $  635,133     $  755,991         $1,908,452     $2,198,387
     Interest income
                                                  22,715         20,434             72,475         64,236
     Loss on sale of property
                                                      --         (5,321)                --         (5,321)
                                              ----------     ----------         ----------     ----------

                       Total income              657,848        771,104          1,980,927      2,257,302

Expenses:
     Depreciation
                                                  57,484        164,928            372,850        502,940
     Property operating expenses
                                                 110,698         84,784            251,488        283,998
     General & administrative expenses
                                                 132,858         54,524            349,854        261,134
     Amortization of deferred expenses
                                                  18,986         40,207             64,380        100,330
     Management fee
                                                  14,517         18,904             48,285         56,676
                                              ----------     ----------         ----------     ----------

           Total expense                         334,543        363,347          1,086,857      1,205,078
                                               ----------     ----------         ----------     ----------

          Net income/(loss)                   $  323,305     $  407,757         $  894,070     $1,052,224
                                              ==========     ==========         ==========     ==========

Allocation of net income/(loss):

    General Partner
                                                   3,233          4,077              8,941         10,522
    John Hancock Limited Partner
                                                  (2,945)       (13,018)           (16,927)       (37,600)
    Investor                                   1,079,302
                                                                323,017            416,698        902,056
                                              ==========     ==========         ==========     ==========
                                              $  323,305     $  407,757         $  894,070     $1,052,224
                                              ==========     ==========         ==========     ==========

Net Income per Unit                           $     3.52     $     4.55         $     9.84     $    11.78
                                              ==========     ==========         ==========     ==========






                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)


                    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                          YEAR ENDED DECEMBER 31, 1997


                                                         GENERAL          LIMITED
                                                         PARTNER          PARTNER          TOTAL
                                                        ---------       -----------      -----------

Partners' equity/(deficit) at January 1, 1997
     (91,647 Units outstanding)                         $(230,844)      $25,156,986      $24,926,142

Less: Cash Distributions                                  (20,848)       (4,190,101)      (4,210,949)

Add: Net Income                                             6,364           630,019          636,383
                                                        ---------       -----------      -----------

Partners' equity/(deficit) at December 31, 1997
     (91,647 Units outstanding)                          (245,328)       21,596,904       21,351,576

Less: Cash Distributions                                  (14,408)       (1,490,178)      (1,504,586)

Add: Net Income                                             8,941           885,129          894,070
                                                        ---------       -----------      -----------

Partners' equity/(deficit) at September 30, 1998
     (91,647 Units outstanding)                         $(250,795)      $20,991,855      $20,741,060
                                                        =========       ===========      ===========









                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                    1998            1997
                                                                -----------      -----------

Operating activities:

     Net income/(loss)                                          $   894,070      $ 1,052,224

     Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

     Depreciation                                                   372,850          502,940
     Amortization of deferred expenses                               64,380          100,330
     Loss/(gain) on sale of property                                     --            5,321
                                                                -----------      -----------

                                                                  1,331,300        1,660,815

Changes in operating assets and liabilities:
     (Increase) in restricted cash                                   (1,000)           4,777
     (Increase) in other assets                                    (164,105)        (186,488)
     Increase/(decrease) in accounts payable and
       accrued expenses                                             165,062           40,393
     Increase in accounts payable to affiliates                      64,062           30,818
                                                                -----------      -----------

          Net cash provided by operating activities               1,395,319        1,550,315

Investing activities:

     Proceeds from sale                                                  --        2,673,278
     Increase in deferred expenses                                 (103,502)        (134,382)
                                                                -----------      -----------

          Net cash used in investing activities                    (103,502)       2,538,896

Financing activities:

     Cash distributed to Partners                                (1,504,586)      (1,563,554)
                                                                -----------      -----------

          Net cash used in financing activities                  (1,504,586)      (1,563,554)
                                                                -----------      -----------

          Net decrease in cash and cash equivalents                (212,769)       2,525,657

          Cash and cash equivalents at beginning of year          2,502,844        2,197,847
                                                                -----------      -----------

          Cash and cash equivalents at end of period            $ 2,290,075      $ 4,723,504
                                                                ===========      ===========



                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,760 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

     The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of September 30, 1998, and the date hereof, the Partnership has four properties remaining in its portfolio, all of which are listed for sale. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.


2. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less any accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. INVESTMENT IN PROPERTY

     Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                               September 30, 1998    December 31, 1997
                                               ------------------    -----------------

         Marlboro Square Shopping Center              $  --             $ 1,000,000
         Crossroads Square Shopping Center               --              12,266,920
         Carnegie Center Office/Warehouse                --               3,800,000
         Warner Plaza Shopping Center                    --               6,473,889
                                                      -----             -----------

                      Total                           $  --             $23,540,809
                                                      =====             ===========

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

     As of September 30, 1997, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at September 30, 1998 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

5. DEFERRED EXPENSES

     Deferred expenses consist of the following:

                                                          Unamortized         Unamortized
                                                           Balance at          Balance at
                     Description                      September 30, 1998   December 31, 1997
                     -----------                      ------------------   -----------------
        Tenant improvements were amortized over
        the terms of the leases to which they
        relate. During 1998, the General Partner
        listed all of its remaining properties
        for sale. Accordingly, the unamortized
        balance is included in carrying cost of
        "Properties Held for Sale".                              --              $221,699

        Lease Commissions were amortized over
        the terms of the leases to which they
        relate. During 1998, the General Partner
        listed all of its remaining properties
        for sale. Accordingly, the unamortized
        balance is included in carrying cost of
        "Properties Held for Sale".                              --               138,467
                                                              -----              --------
                                                              $  --              $360,166
                                                              =====              ========

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                           1998         1997
                                                         --------     --------

           Reimbursement for operating expenses          $ 80,373     $201,615
           Partnership management fee expense              48,285       56,676
                                                         --------     --------
                                                         $128,658     $258,291
                                                         ========     ========

     These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described in Note 8. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1998 and 1997 is $72,398 and $40,759, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to the class action complaint. Through September 30, 1998, the Partnership has accrued a total of $167,965 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

7. FEDERAL INCOME TAXES

     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1998         1997
                                                               --------    ----------

         Net income per Statements of Operations               $894,070    $1,052,224

         Add/(deduct):
                       Excess tax loss over book loss
                          on disposition of assets                   --      (111,709)
                       Eccess of tax depreciation
                         over book depreciation                (288,764)     (144,208)
                       Excess of book amortization
                         over tax amortization                   25,849        12,206
                                                               --------    ----------

         Net income for federal income tax purposes            $631,155    $  808,513
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

     The Partnership has incurred an aggregate of approximately $420,000 in legal expenses in connection with the class action lawsuit (see Part Il, Item 1 of this Report). Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. The Partnership's properties are described more fully in Note 4 to the Financial Statements included in Item 1 of Part I of this Report.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, the potential effect of the presence of hazardous materials and the impact of inflation.

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

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of September 30, 1998, and the date hereof, the Partnership has four properties remaining in its portfolio, all of which are listed for sale (described below). Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

At September 30, 1998, the Partnership had $2,290,075 in cash and cash equivalents and $59,400 in restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 3.7% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs (including but not limited to litigation expenses), unanticipated leasing costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership properties.

During the nine months ended September 30, 1998, cash from working capital reserves was used for the payment of leasing costs in the amount of $103,502 incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur approximately $56,000 of additional leasing costs at its properties during the remainder of 1998. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the nine months ended September 30, 1998, approximately $51,000 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will incur additional non-recurring repair and maintenance expenses of approximately $190,000 at the properties during the remainder of 1998. These additional expenses will be funded from the operations of the Partnership's properties and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $1,504,586 generated from the Partnership's operations was distributed to the General Partner and Investors during the nine months ended September 30, 1998. The Partnership will make a distribution from its operations during the fourth quarter of 1998 comparable to those made during the first three quarters of 1997.

The Partnership has incurred approximately $420,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $252,000 relates to the Partnership's own defense and approximately $168,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to investors, bank loans, short-term loans from the General Partner or its affiliates, or the sale or financing of Partnership properties.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The following table summarizes the leasing activity and occupancy status at the Partnership's properties during the nine months ended September 30, 1998:


                                       MARLBORO SQ.   CROSSROADS SQ.   CARNEGIE     WARNER PL.
                                       SHOPPING CTR.   SHOPPING CTR.    CENTER     SHOPPING CTR.
                                       ------------    ------------    --------    ------------

Square Feet                             42,150           174,196        128,059       92,848

Occupancy at January 1, 1998                67%               95%            73%          98%

New Leases                                  16%                1%             2%           8%

Lease Renewals                               0%                5%             8%          10%

Leases Expired (1)                          39%                0%             6%           8%

Occupancy at September 30, 1998             44%               96%            69%         100%

Leases Scheduled to
   Expire, Balance of 1998                   0%                6%             3%           4%

Leases Scheduled to
   Commence, Balance of 1998                 0%                0%             0%           0%


     (1) Includes leases terminated by the General Partner for non-payment of rent and leases of tenants vacating property prior to lease expiration

At September 30, 1998, Marlboro Square's occupancy was 44%. During the first nine months of 1998, a new tenant took occupancy of 6,600 square feet, or 16% of the property, under a lease that will expire in January 1999, at which time the tenant will have the option to renew its lease for a five-year term. Approximately $20,000 in leasing costs was incurred in connection with this new lease. However, three tenants having leases representing 16,600 square feet, or 39% of the property, vacated the property during the first three months of 1998. One tenant's lease, representing approximately 7% of the property, expired. Of the other two tenants, one, with a lease for approximately 28% of the property that is scheduled to expire July 2005, is delinquent in rental payments due since September 1998 and vacated the property during October 1998. The General Partner will pursue all available legal remedies to obtain collection of all delinquent and future amounts due under the tenant's lease agreement. The other tenant, with a lease for approximately 4% of the property that was scheduled to expire in January 2001, was delinquent in rental payments due since February 1998. As a result the General Partner terminated the tenant's lease effective May 12, 1998. The General Partner has reached a settlement agreement with the former tenant whereby the Partnership agreed to release the former tenant from all past due and future rental obligations in exchange for $2,000.

The General Partner anticipates that absorption of available retail space in the Marlboro, Massachusetts area will remain sluggish for at least the remainder of 1998 based upon both the lack of demand and the oversupply of available retail space in the area. The General Partner will continue to offer competitive rental rates and concessions in an effort to retain existing tenants as well as to lease the remaining vacant space at the property. Given the existing supply and demand conditions in the Marlboro area, the General Partner's projection of future leasing activity and the projected capital requirements of the property, the General Partner listed Marlboro Square for sale during September 1998 because it does not believe that the property is likely to appreciate in value during the foreseeable future.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Carnegie Center's occupancy at September 30, 1998 was 69%. During the first nine months of 1998, the General Partner renewed leases representing approximately 8% of the property and signed one new lease representing approximately 2% of the property. However, one lease representing approximately 6% of the property expired. During the remainder of 1998, one lease representing approximately 3% of the property is scheduled to expire. The Cincinnati industrial real estate market, where the Carnegie Center is located, has an oversupply of office/industrial space, which has resulted in a decline in rental rates and an increase in vacancy rates. Because of these market conditions, rental rates and concessions will be priced aggressively in an effort to retain existing tenants as well as secure new tenants at the property.

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

A tenant at the Warner Plaza property with a lease for approximately 6,200 square feet, or 7% of the property, vacated the property and filed for bankruptcy under Chapter 7 of the U.S Bankruptcy Code. The General Partner found a replacement tenant to take occupancy of this space effective September 15, 1998.

Over the past few years steady population growth in the Chandler, Arizona area, where the Warner Plaza property is located, has increased demand for available retail space and stimulated the development of new retail space. Given these market conditions as well as the current status of the property, the General Partner listed the Warner Plaza for sale during June 1998.

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

Given the current real estate market conditions in the Jacksonville, Florida area, where the Crossroads Square is located and the property's current and projected income performance, the General Partner listed the Crossroads Square for sale during August 1998. Subsequent to listing Crossroads Square for sale, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner is seeking to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. As of the date hereof, no assurances can be given that this contamination will not have a materially adverse effect on the liquidity of the Partnership.

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

RESULTS OF OPERATIONS

The Partnership generated net income of $894,070 for the nine months ended September 30, 1998 as compared to net income of $1,052,224 for the same period in 1997.

Average occupancy for the Partnership's investments was as follows:

                                                          Nine Months Ended
                                                             September 30,
                                                          1998         1997
                                                          ----         ----

           Marlboro Square Shopping Center                 68%          65%
           Crossroads Square Shopping Center               95%          94%
           Carnegie Center Office/Warehouse                74%          67%
           Warner Plaza Shopping Center                    94%          99%


Rental income for the nine months ended September 30, 1998, decreased by $289,934, or 13%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property on September 29, 1997. Excluding rental income generated by the 1300 North Dutton Avenue property, rental income was consistent between periods. Increases in rental income at the Crossroads Square and Carnegie Center properties were offset by decreases in rental income at the Warner Plaza and Marlboro Square.

Interest income for the nine months ended September 30, 1998 increased by $8,239, or 12%, as compared to the same period in 1997. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves increased because the Partnership retained a portion of the net sales proceeds from the sale of the 1300 North Dutton Avenue property.

Depreciation expense for the nine months ended September 30, 1998 decreased by $130,090, or 26%, as compared to the same period in 1997. This decrease is primarily due to the reclassification of the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties as "Property Held for Sale" during the third quarter of 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale. In addition, depreciation expense also declined due to the write-down in value of Marlboro Square's carrying value at December 31, 1997.

The Partnership's share of property operating expenses for the nine months ended September 30, 1998 decreased by $32,510, or 11%, as compared to the same period in 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property. Excluding amounts attributable to the 1300 North Dutton Avenue property, the Partnership's share of property operating expenses increased by 7% primarily due to non-recurring maintenance and repair expenses incurred at the Carnegie Center, Marlboro Square and Warner Plaza properties. Property operating expenses at the Crossroads Square property was consistent between periods.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the nine months ended September 30, 1998 increased by $88,720, or 34%, as compared to the same period during 1997. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the class action compliant (see Part II, Item 1 of this Report).

Amortization of deferred expenses for the nine months ended September 30, 1998 decreased by $35,950, or 36%, as compared to the same period in 1997. This decrease is due to the write-down in carrying value of the Marlboro Square property at December 31, 1997 as well as reclassifying deferred expenses to "Property Held for Sale" and, accordingly, no longer amortizing such amounts.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased during the first nine months of 1998 by $8,391, or 15%, as compared to the same period in 1997. This decrease was due to a decline in Cash from Operations between periods primarily resulting from the sale of the 1300 North Dutton Avenue property.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1998, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1998          1997
                                                           -----------    ----------

Net cash provided by operating activities (a)              $1,395,319     $1,550,315
Net charge in operating assets and liabilities (a)            (64,019)       110,500
                                                           ----------     ----------
Cash provided by operations (a)                             1,331,300      1,660,815
Increase in working capital reserves                               --        (97,261)

Add: Accrual basis Partnership Management fee                  48,285         56,676
                                                           ----------     ----------
Cash from operations (b)                                    1,379,585      1,620,230
Decrease in working capital reserves                          161,195
Less: Accrual basis Partnership Management fee                (48,285)       (56,676)
                                                           ----------     ----------
Distributable cash from operations (b)                     $1,492,495     $1,563,554
                                                           ==========     ==========

Allocation to General Partner                              $   13,313     $   15,636
Allocation to John Hancock Limited Partner
Allocation to Investors                                     1,479,182      1,547,918
                                                           ----------     ----------
Distributable cash from operations (b)                     $1,492,495     $1,563,554
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

During the fourth quarter of 1998, the Partnership will to make a cash distribution to the Investors of $493,061, representing a 5% annualized return, to all Investors that held units during the third quarter 1998, based on Distributable Cash from Operations for the quarter then ended.

The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. The General Partner currently anticipates that the Partnership's Distributable Cash from Operations during the fourth quarter of 1998 will be comparable to that generated during the first three quarters of 1998.

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

          The plaintiff sought unspecified damages that allegedly arose from the General Partner's refusal to provide, without reasonable precautions on plaintiff's use of, a list of investors in the Partnership and in RIF-II. Plaintiff alleges that the General Partner's refusal unconditionally to provide a list was a breach of contract and a breach of the General Partner's fiduciary duty.

          In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. The defendants filed demurrer motions, asking that the complaint be dismissed at law. These motions were under consideration during the first quarter of 1998.

          Although the court dismissed the complaint against RIF-II during the second quarter of 1998, the plaintiff subsequently amended its complaint, again naming RIF-II as a defendant. On August 12, 1998, the court granted RIF-II's motion for summary adjudication of the issues against RIF-II. The court ruled that the plaintiff could not prevail upon its claims since it was not an investor of the RIF-II. RIF-II intends to move for a judgment dismissing it from the case. The Partnership continues to contest the action.

          There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

          There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the third quarter of 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the third quarter of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                     PART II: OTHER INFORMATION (CONTINUED)



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1998

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule

          (b) There were no Reports on Form 8-K filed during the third quarter of 1998.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 1998.



                                   John Hancock Realty Income Fund
                                   Limited Partnership


                                   By: John Hancock Realty Equities, Inc.,
                                       General Partner



                                        By: /s/ William M. Fitzgerald
                                            -----------------------------------
                                            William M. Fitzgerald, President



                                        By: /s/ Richard E. Frank
                                            -----------------------------------
                                            Richard E. Frank, Treasurer
                                            (Chief Accounting Officer)