Form 10-K405
period 1998-12-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1999-03-31
CIK 795196

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED                December 31, 1998
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                      N/A
                               -------------------------------------------------

COMMISSION FILE NUMBER                            0-15680
                       ---------------------------------------------------------

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Massachusetts                              04-2921566
----------------------------------------    ------------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    200 Clarendon Street, Boston, MA                        02116
----------------------------------------    ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 722-5457
                                                    --------------

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

                         Exhibit Index on Pages 22 - 26
                                  Page 1 of 27

                                TABLE OF CONTENTS




                                     PART I


Item 1    Business                                                           3
Item 2    Properties                                                         5
Item 3    Legal Proceedings                                                  6
Item 4    Submission of Matters to a Vote of Security Holders                7


                                     PART II


Item 5    Market for the Partnership's Securities and Related
            Security Holder Matters                                          7
Item 6    Selected Financial Data                                            8
Item 7    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9
Item 8    Financial Statements and Supplementary Data                       17
Item 9    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          17


                                    PART III


Item 10   Directors and Executive Officers of the Registrant                17
Item 11   Executive Compensation                                            20
Item 12   Security Ownership of Certain Beneficial Owners
            and Management                                                  20
Item 13   Certain Relationships and Related Transactions                    20


                                     PART IV


Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                     22

          Signatures                                                        27

                                     PART I
ITEM 1 - BUSINESS

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1998, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 3,712 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests.

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

The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 1998, the Partnership had four properties remaining in its portfolio, all of which were listed for sale. One of these properties, the Carnegie Center, was sold on January 7,1999. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

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

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center property (Marlboro Square), a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro have weakened since the Partnership acquired the property and remain depressed. An excess of supply over demand for retail space has resulted in continued high vacancy rates and competitive pricing for available space in the Marlboro area. The General Partner anticipates that vacancy rates for retail space in the Marlboro, Massachusetts area will persist based upon both the lack of demand and the amount of available retail space in the area. Given the existing supply and demand conditions in the Marlboro area, the General Partner's projection of future leasing activity and the projected capital requirements of the property, the General Partner listed Marlboro Square for sale during September 1998 because it did not believe that the property would be likely to appreciate in value during the foreseeable future. On March 17, 1999, the Partnership sold Marlboro Square to a non-affiliated buyer and received net sales proceeds of $1,132,000. During the second quarter of 1999, the General Partner intends to make a distribution from the net sales proceeds, in accordance with the Partnership Agreement.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. During the second quarter of 1997, the anchor tenant at Crossroads Square that occupied 49% of the property under a lease scheduled to expire in August 2010 informed the General Partner of its intention to vacate its space during the second half of 1998. During December 1998, the tenant vacated the space. As of the date of this Report, the tenant has continued to meet its scheduled rental obligations. The General Partner is seeking a replacement tenant for the space. The General Partner does not believe that this situation is likely to have a materially adverse effect on the Partnership's liquidity.

Although retail market conditions in the market in which the Crossroads Square Shopping Center ("Crossroads Square") is located have declined since the Partnership purchased the property, market occupancy levels and rental rates have stabilized over recent years. During August 1998, the General Partner listed Crossroads Square for sale based upon the existing real estate market conditions in the Jacksonville, Florida area, where the Crossroads Square is located, and the property's projected income performance. Subsequent to listing Crossroads Square for sale, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination will cost approximately $450,000. The General Partner continues to seek a buyer for the property. The presence of these hazardous materials could adversely affect the Partnership's ability to dispose of the property and the Partnership could be exposed to liability and be required to incur substantial remediation costs.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center ("Warner Plaza"), a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas totaling 55,562 rentable square feet owned by a non-affiliate of the Partnership. Real estate market conditions have declined in the Chandler area since the Partnership acquired the property. However, steady population growth in the Chandler area over the past few years has increased demand for available retail space and stimulated the development of new retail space. Given these market conditions and the status of the property, the General Partner listed the Warner Plaza for sale during June 1998. On March 18, 1999, the Partnership sold Warner Plaza to a non-affiliated buyer and received net sales proceeds of $6,217,000. During the second quarter of 1999, the General Partner intends to make a distribution from the net sales proceeds, in accordance with the Partnership Agreement.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. After the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market experienced an oversupply of office/industrial space that resulted in a decline in rental rates and an increase in vacancy rates. Since late 1994, when the Carnegie Center's occupancy declined to 35%, the General Partner gradually improved the property's occupancy to approximately 70%. Given the existing status of the property, the projected future capital requirements necessary for the property to maintain its competitive position within the market and the existing conditions in the Cincinnati real estate market, the General Partner listed the Carnegie Center for sale during July 1998. On January 7, 1999, the Partnership sold the Carnegie Center to a non-affiliated buyer and received net sales proceeds of $4,096,441. During February 1999, the Partnership distributed $4,092,955 of the net sales proceeds, of which $3,528,410 was distributed to the Investors, and $564,545 was distributed to the John Hancock Limited Partner. The Partnership retained $3,486 in working capital reserves.

On October 24, 1986, the Partnership acquired the 1300 North Dutton Avenue property, an office/industrial facility located in Santa Rosa, California. The tenant that had leased all of the rentable space at the property notified the Partnership during 1994 that it would not renew its lease, which expired on January 31, 1995. The property remained vacant after January 31, 1995 until the General Partner secured a new tenant, Union Oil Company of California, to occupy the entire property under a five-year lease which commenced in October 1996. Due to this lease at the property and the then existing favorable market conditions in the Santa Rosa, California area, the General Partner listed the property for sale during October 1996. On September 29, 1997, the Partnership sold the property to a non-affiliated buyer and received net sales proceeds of $2,673,278. During November 1997, the Partnership distributed $2,126,210 of the net sales proceeds, of which $1,832,940 was distributed to the Investors, and $293,270 was distributed to the John Hancock Limited Partner. The Partnership retained $547,068 in working capital reserves.

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

ITEM 2 - PROPERTIES

At December 31, 1998, the Partnership held four properties in its portfolio. Three of these properties, the Carnegie Center, Warner Plaza and Marlboro Square were sold during the first quarter of 1999.

MARLBORO SQUARE SHOPPING CENTER

On February 17, 1987, the Partnership purchased the Marlboro Square Shopping Center ("Marlboro Square"), located in Marlboro, Massachusetts, from a non-affiliated seller. The property consists of two buildings. One of the buildings contains 39,150 rentable square feet, and the other building contains 3,000 rentable square feet, for a total of 42,150 rentable square feet of space.

For the year ended December 31, 1998, the average occupancy of Marlboro Square was 62%. At December 31, 1998 Marlboro Square's occupancy was 44%.

CROSSROADS SQUARE SHOPPING CENTER

On November 20, 1987, the Partnership purchased the Crossroads Square Shopping Center ("Crossroads Square"), located in Jacksonville, Florida, from a non-affiliated seller. Crossroads Square contains 174,196 rentable square feet of space with a total land area in excess of 18.5 acres.

For the year ended December 31, 1998, the average occupancy of Crossroads Square was 95%. At December 31, 1998, Crossroads Square's occupancy was 95%.

CARNEGIE CENTER OFFICE/WAREHOUSE

On December 22, 1987, the Partnership purchased Carnegie Center, located in Cincinnati, Ohio, from a non-affiliated seller. The property consists of two buildings containing an aggregate of 128,059 rentable square feet with a total land area of approximately 7.8 acres.

For the year ended December 31, 1998, the average occupancy of Carnegie Center was 73%. At December 31, 1998, Carnegie Center's occupancy was 69%.

WARNER PLAZA SHOPPING CENTER

On February 25, 1988, the Partnership purchased 92,848 rentable square feet of the Warner Plaza Shopping Center ("Warner Plaza") (which consists of a total of 148,410 rentable square feet), located in Chandler, Arizona, from a non-affiliated seller.

For the year ended December 31, 1998, average occupancy, for the portion of Warner Plaza which is owned by the Partnership, was 96%. At December 31, 1998 occupancy for such portion was 100%.

The foregoing properties are described more fully in Items 1 and 2 of this Report and Note 4 to the Financial Statements included in Item 8 of this Report.

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

The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

There can be no assurances given as to the timing, costs or outcome of this legal proceeding.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1998.

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

(b)  NUMBER OF SECURITY HOLDERS

                                                  Number of              Number of Units
                                            record holders as of        outstanding as of
       Title of Class                         December 31, 1998         December 31, 1998
       --------------                       --------------------        -----------------
       Units of Investor Limited
       Partnership Interests                        3,712                     91,647

(c)  DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal year ended December 31, 1998, the Partnership distributed cash in the aggregate amount of $2,001,645 to the Partners. All of this amount was generated from Distributable Cash from Operations (defined in the Partnership Agreement). During the fiscal year ended December 31, 1997, the Partnership distributed cash in the aggregate amount of $4,210,949 to the Partners. Of this amount, $2,084,739 was generated from Distributable Cash from Operations, and $2,126,210 was generated from Distributable Cash from Sales or Financings Operations (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement.

ITEM 5 - MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS (CONTINUED)

(c)  DIVIDEND HISTORY AND RESTRICTIONS (CONTINUED)

The following table reflects aggregate cash distributions with respect to Distributable Cash from Operations and Distributable Cash from Sales or Financings made during 1997 and 1998:

                                                                          Amount Paid to
           Date of                 Amount of        Amount Paid to        John Hancock          Amount Paid       Distribution
        Distribution             Distribution       General Partner      Limited Partner       to Investors         Per Unit
        ------------             ------------       ---------------      ---------------       ------------       -------------
     February 14, 1997            $  521,185            $5,212               $      -           $  515,973           $ 5.63
     May 15, 1997                    521,184             5,212                      -              515,972             5.63
     August 15, 1997                 521,185             5,212                      -              515,973             5.63
     November 14,1997*             2,647,395             5,212                293,270            2,348,913            25.63
     February 13, 1998               509,151             5,092                      -              504,059             5.50
     May 15, 1998                    498,041             4,980                      -              493,061             5.38
     August 14, 1998                 497,396             4,335                      -              493,061             5.38
     November 13, 1998               497,057             3,997                      -              493,060             5.38

     * Includes Distributable Cash from Sales or Financings

The source of future distributions from cash from operations is dependent upon cash generated by the Partnership's investments and the use of working capital reserves for leasing costs and capital expenditures. Distributions of Cash from Operations during the year ended 1998 represent a 5% return on Investors' Invested Capital. The Partnership's Cash Provided by Operations (defined in the Partnership Agreement) was not sufficient to provide Investors with cash distributions at an annualized rate of 5% of Investors Invested Capital. The Partnership used reserves to be able to continue making cash distributions to Investors of an annualized rate of 5%. The General Partner currently anticipates that the Partnership will likely be able to sell all of its remaining investments during 1999 and, therefore, is unable to project the amount of distributions of Cash from Operations in 1999, if any. For further discussion on the financial condition and results of operations of the Partnership see Item 7 of this Report.

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                           Years Ended December 31,
                                                   1998             1997             1996               1995             1994
                                                ----------      -----------       -----------       -----------      -----------

Rental income                                   $2,544,074      $ 2,861,166       $ 2,614,989       $ 3,065,751      $ 3,618,826
Interest income                                    100,005          107,469           171,767           173,286          110,982
(Loss)/gain on sale of property                          -           (5,321)                -           128,539                -
Property write-downs                                     -         (668,520)       (1,907,093)                -         (512,000)
Net income/(loss)                                1,050,152          636,383          (851,115)        1,551,706        1,497,221
Net income/(loss) per Unit (b)                      11.53              8.41             (5.60)           17.42             17.02
Ordinary tax income (a)                            761,396        1,167,990         1,130,346         1,480,158        2,128,148
Ordinary tax income per Unit (b)                     8.68             13.33             12.74            16.80             23.61
Cash distribution per Unit from
    operations                                      21.64             22.52             23.44            25.00             25.00
Distributable cash from sales
    or financings                                        -        2,126,210                 -         5,315,526                -
Cash distribution per Unit from sales or
    financings                                           -            20.00             50.00                 -                -
Cash and cash equivalents at
    December 31                                  2,055,017        2,502,844         2,197,847         8,397,420        3,124,999
Total assets at December 31                     21,026,013       21,765,879        25,375,190        33,605,444       34,325,239

(a) The ordinary tax income (loss) for the Partnership was allocated as follows:

                                                                           Years Ended December 31,
                                                   1998            1997              1996              1995             1994
                                                 --------       ----------        ----------        ----------       ----------

     General Partner                             $  7,614       $   11,680        $   11,303        $   14,802       $   21,281
     John Hancock Limited Partner                 (41,901)         (65,297)          (48,573)          (74,321)         (56,684)
     Investors                                    795,683        1,221,607         1,167,586         1,539,677        2,163,551
                                                 --------       ----------        ----------        ----------       ----------
         Total                                   $761,396       $1,167,990        $1,130,346        $1,480,158       $2,128,148
                                                 ========       ==========        ==========        ==========       ==========

(b) The actual ordinary tax income/(loss) per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1998, 1997, 1996, 1995 and 1994. The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the offering period from September 9, 1986 to September 9, 1987, the Partnership sold 91,647 Units representing gross proceeds (exclusive of the John Hancock Limited Partner's contribution which was used to pay sales commissions, acquisition fees and organizational and offering expenses) of $45,823,500. The proceeds of the offering were used to acquire investment properties and fund reserves. These properties are described more fully in Item 2 of this Report and
Note 4 to the Financial Statements included in Item 8 of this Report.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, possible liability for the costs or remediation of hazardous substances, impact of the year 2000 on computer systems and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, the fluctuation of rental income from properties, changes in property taxes, utility costs or maintenance costs and insurance, fluctuations of real estate values, competition for tenants, uncertainties about whether real estate sales under contract will close; the ability of the Partnership to sell its properties; adverse effects on the possible financing, refinancing or disposal of properties resulting from the presence of hazardous materials; and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 1998, the Partnership had four properties remaining in its portfolio, all of which are listed for sale (described below). Three of these properties, the Carnegie Center, Marlboro Square and Warner Plaza, were sold during the first quarter of 1999. The General Partner currently anticipates that the Partnership will likely be able to sell its last remaining property, Crossroads Square, during 1999. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

At December 31, 1998, the Partnership had $2,055,017 in cash and cash equivalents and $63,879 in restricted cash. Cash and cash equivalents decreased by $447,827 from 1997. This decrease occurred because the Partnership's Cash Provided by Operations (defined in the Partnership Agreement) was not sufficient to provide the Investors with cash distributions at an annualized rate of 5% of Investors Invested Capital. Therefore, the Partnership used reserves to be able to continue making cash distributions to Investors at an annualized rate of 5%.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership's working capital reserve has a current balance of approximately $1,075,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements. Liquidity would, however, be materially adversely affected by a significant reduction in revenues or significant unanticipated operating costs or unanticipated capital expenditures. If any or all of these events were to occur, to the extent that working capital reserves would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its affiliates or the sale or financing of Partnership properties.

During 1998, cash from working capital reserves in the aggregate amount of $152,073 was used for the payment of leasing costs incurred at the Carnegie Center, Marlboro Square, Crossroads Square, and Warner Plaza properties. Due to the fact that three of the Partnership's properties were sold during the first quarter of 1999 and the one remaining property is currently listed for sale, the General Partner is unable to estimate the amount of leasing costs that the Partnership may actually incur during 1999. However, the General Partner anticipates that the current balance in the working capital reserve would be sufficient to pay any such costs.

During the years ended December 31, 1998 and 1997, approximately $92,000 and $115,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. Due to the fact that three of the Partnership's properties were sold during the first quarter of 1999 and the one remaining property is currently listed for sale, the General Partner is unable to estimate the amount of non-recurring maintenance and expenses that the Partnership may actually incur during 1999. However, the General Partner anticipates that the current balance in the working capital reserve would be sufficient to pay any such costs.

The Partnership has incurred approximately $446,000 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $268,000 relates to the Partnership's own defense and approximately $178,000 relates to the indemnification of the General Partner and its Affiliates for their defense. In addition, the Partnership incurred approximately $248,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership (see Part I, Item 3 of this Report). Of this amount, approximately $177,000 relates to the Partnership's own defense and approximately $106,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates, or the sale or financing of Partnership investments.

Cash in the amount of $2,001,645 generated from the Partnership's operations was distributed to the General Partner and Investors during 1998. Due to the fact that all of the Partnership's investments are listed for sale, the General Partner is unable to estimate the amount of cash distributions the Partnership's operations will generate during 1999.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At December 31, 1998, Marlboro Square's occupancy was 44%. During 1998, one new tenant took occupancy of 6,600 square feet, or 16% of the property, under a lease that expires in January 2000, at which time the tenant will have the option to renew its lease for a five-year term. Approximately $20,000 in leasing costs was incurred in connection with this new lease. However, three tenants having leases representing 16,600 square feet, or 39% of the property, vacated the property during 1998. One tenant's lease, representing approximately 7% of the property, expired. Of the other two tenants, one, with a lease for approximately 28% of the property that is scheduled to expire July 2005, was delinquent in rental payments due since September 1998 and vacated the property during October 1998. As a result, the General Partner terminated the tenant's lease effective October 27, 1998 and brought an action against this former tenant to obtain full collection of all delinquent and future obligations due under the lease agreement. During the first quarter of 1999, the Partnership reached a settlement agreement with this former tenant whereby the Partnership agreed to dismiss the action in exchange for a one-time payment of $92,500, the amount of which has been received. The other tenant, with a lease for approximately 4% of the property that was scheduled to expire in January 2001, became delinquent in rental payments due beginning in February 1998. As a result, the General Partner terminated the tenant's lease effective May 12, 1998. The General Partner has reached a settlement agreement with the former tenant whereby the Partnership agreed to release the former tenant from all past due and future rental obligations in exchange for $2,000.

Given the existing supply and demand conditions in the Marlboro area, the General Partner's projection of future leasing activity and the projected capital requirements of the property, the General Partner listed Marlboro Square for sale during September 1998 because it did not believe that the property would be likely to appreciate in value during the foreseeable future. On January 13, 1999, the General Partner entered into a Purchase and Sale Agreement (the "Marlboro Agreement") on behalf of the Partnership for the sale of Marlboro Square to a non-affiliated buyer. On March 17, 1999, the Partnership sold Marlboro Square to a non-affiliated buyer and received net sales proceeds of $1,132,000. During the second quarter of 1999, the General Partner intends to make a distribution from the net sales proceeds, in accordance with the Partnership Agreement.

Since late 1994, when the Carnegie Center's occupancy declined to 35%, the General Partner gradually improved the property's occupancy to approximately 70%. Given the status of the property, the projected future capital requirements necessary for the property to maintain its competitive position within the market and the existing conditions in the Cincinnati real estate market, the General Partner listed the Carnegie Center for sale during July 1998. On January 7, 1999, the Partnership sold the Carnegie Center to a non-affiliated buyer and received net sales proceeds of $4,096,441. During February 1999, the Partnership distributed $4,092,955 of the net sales proceeds, of which $3,528,410 was distributed to the Investors, and $564,545 was distributed to the John Hancock Limited Partner. The Partnership retained $3,486 in working capital reserves.

During the first quarter of 1998, a tenant at the Warner Plaza property with a lease for approximately 6,200 square feet, or 7% of the property, vacated the property and filed for bankruptcy under Chapter 7 of the U.S Bankruptcy Code. The General Partner found a replacement tenant to take occupancy of this space effective September 15, 1998. Warner Plaza is currently 100% occupied.

Over the past few years steady population growth in the Chandler, Arizona area, where the Warner Plaza property is located, has increased demand for available retail space and stimulated the development of new retail space. Given these market conditions as well as the existing status of the property, the General Partner listed the Warner Plaza for sale during June 1998. On January 29, 1999, the General Partner entered into a Purchase and Sale Agreement (the "Warner Agreement") on behalf of the Partnership for the sale of Warner Plaza to a non-affiliated. On March 18, 1999, the Partnership sold Warner Plaza to a non-affiliated buyer and received net sales proceeds of $6,217,000. During the second quarter of 1999, the General Partner intends to make a distribution from the net sales proceeds, in accordance with the Partnership Agreement.

During the second quarter of 1997, the anchor tenant at the Crossroads Square property that occupies 49% of the property under a lease scheduled to expire in August 2010 informed the General Partner of its intention to vacate its space during the second half of 1998. During December 1998, the tenant vacated the space. The tenant continues to meet its scheduled rental obligations. The General Partner is seeking a replacement tenant for the space. The General Partner does not believe that this situation is likely to have a materially adverse effect on the Partnership's liquidity.

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

The General Partner listed the Crossroads Square for sale during August 1998 based upon the existing real estate market conditions in the Jacksonville, Florida area, where the Crossroads Square is located and the property's projected income performance. Subsequent to listing Crossroads Square for sale, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination would cost approximately $450,000.
The General Partner continues to seek a buyer for the property.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1998 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. Based on such evaluations, the General Partner determined that no impairment in values exist with respect to its properties and no write-downs were recorded as of December 31, 1998. The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in its evaluation of whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

Average occupancy for the Partnership's properties was as follows:

                                                   Years ended December 31,
                                               1998          1997          1996
                                               ----          ----          ----
     Marlboro Square Shopping Center            62%           65%           81%
     Crossroads Square Shopping Center          95%           95%           93%
     Carnegie Center Office/Industrial          73%           68%           61%
     Warner Plaza Shopping Center               96%           99%          100%

RESULTS OF OPERATIONS - 1998 COMPARED WITH 1997

Net income for 1998 was $1,050,152 as compared to $636,383 in 1998. The 1997 results include a $668,520 write-down of the value of the Marlboro Square property and a $5,321 non-recurring loss resulting from the sale of the 1300 North Dutton Avenue property as well as approximately $196,000 of operating income from the 1300 North Dutton Avenue property. Excluding these amounts, net income decreased by 7% during 1998 as compared to 1997.

Rental income for 1998 decreased by $317,092, or 11%, as compared to 1997. This decrease is primarily due to the sale of the 1300 North Dutton Avenue property on September 29, 1997. Excluding rental income generated by the 1300 North Dutton Avenue property, rental income was consistent between periods. Increases in rental income at the Crossroads Square and Carnegie Center properties were offset by decreases in rental income at Marlboro Square and Warner Plaza.

Interest income for the year ended December 31, 1998 decreased by $7,464, or 7% as compared to 1997. This decrease is primarily due a decrease in working capital reserves, which declined due to an increase in general and administrative expenses.

Depreciation expense for 1998 decreased by $295,019, or 44%, as compared to 1997. This decrease is primarily due to the reclassification of the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties as "Property Held for Sale" during 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale. In addition, depreciation expense also declined due to the write-down in value of Marlboro Square's carrying value at December 31, 1997.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The Partnership's share of property operating expenses was consistent between 1998 and 1997; however, excluding amounts attributable to 1300 North Dutton Avenue, the Partnership's share of property operating expenses increased by 23%. Increases in the Partnership's share of property operating expenses at the Marlboro Square and Crossroads Square properties were partially offset by a decrease in the Partnership's share of property operating expenses at the Warner Plaza. The Partnership's share of property operating expenses was consistent between periods at the Carnegie Center.

The Partnership's share of property operating expenses at the Marlboro Square increased $38,000 during 1998 as compared to 1997 primarily due to a decrease in occupancy at the property, and therefore, decreases in tenant reimbursements for such expenses.

The Partnership's share of property operating expenses at Crossroads Square increased in 1998 as compared to 1997 primarily due to an increase in non-recurring maintenance and repair expenses during 1998 as compared to 1997. The property incurred approximately $50,000 and $15,000 of non-recurring maintenance and repair expenses during 1998 and 1997, respectively.

The Partnership's share of property operating expenses at Warner Plaza decreased in 1998 as compared to 1997 primarily due to an decrease in non-recurring maintenance and repair expenses during 1998 as compared to 1997. The property incurred approximately $23,000 and $75,000 of non-recurring maintenance and repair expenses during 1998 and 1997, respectively. This decrease in the Partnership's share of property operating expenses was partially offset by an increase in certain operating expenses as well as a decrease in average occupancy between periods, and therefore decreases in tenant reimbursements for such expenses.

General and administrative expenses increased during 1998 by $324,094, or 84%, as compared to the 1997. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of Part I of this Report.

Amortization of deferred expenses for 1998 decreased by $71,145, or 53%, as compared to 1997. This decrease is primarily due to reclassifying deferred expenses to "Property Held for Sale" and, accordingly, no longer amortizing such amounts.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased during 1998 by $21,535, or 29%, as compared to the same period in 1997. This decrease was due to a decline in Cash from Operations between periods which resulted from the sale of the 1300 North Dutton Avenue property as well as from an increase in general and administrative expenses between periods.

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996

Net income for the year ended December 31, 1997 was $636,383 as compared to a net loss of 851,115 in 1996. The 1997 results include a $668,520 write-down of the value of the Marlboro Square property and a $5,321 non-recurring loss resulting from the sale of the 1300 North Dutton Avenue property. Included in the results for 1996 are write-downs in the value of the Marlboro Square and Carnegie Center properties in the aggregate amount of $1,907,093. Excluding these amounts, net income increased by 23% in 1997 as compared to 1996 due to increases in the performance of the Carnegie Center, Crossroads Square, and 1300 North Dutton Avenue properties. These increases were partially offset by declines in the performance of the Marlboro Square and Warner Plaza properties, and by legal fees incurred in connection with the class action lawsuit (described in Item 3 of Part l of this Report).

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

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                           Years Ended December 31,
                                                       1998           1997           1996           1995           1994
                                                    ----------     ----------     ----------     ----------     ----------
Net cash provided by
    operating activities (a)                        $1,705,891     $2,066,766     $2,239,462     $2,431,249     $3,118,434
Net change in operating assets
    and liabilities (a)                               (219,531)        45,830       (201,460)        77,507          7,210
                                                    ----------     ----------     ----------     ----------     ----------
Cash provided by operations (a)                      1,486,360      2,112,596      2,038,002      2,508,756      3,125,644
Increase in working capital reserves                        --        (39,893)            --       (194,438)      (811,326)
Add:Accrual basis Partnership
    management fee                                      53,641         75,176         76,619         83,939         83,939
                                                    ----------     ----------     ----------     ----------     ----------
Cash from operations (b)                             1,540,001      2,147,879      2,114,621      2,398,257      2,398,257
Decrease in working capital reserves                   500,747             --         74,507             --             --
Less: Accrual basis Partnership
      management fee                                   (53,641)       (75,176)       (76,619)       (83,939)       (83,939)
                                                    ----------     ----------     ----------     ----------     ----------
Distributable cash from operations (b)              $1,987,107     $2,072,703     $2,112,509     $2,314,318     $2,314,318
                                                    ==========     ==========     ==========     ==========     ==========

Allocation to General Partner                       $   14,864     $   20,727     $   21,125     $   23,143     $   23,143
Allocation to John Hancock
    Limited Partner                                         --             --             --             --             --
Allocation to Investors                              1,972,243      2,051,976      2,091,384      2,291,175      2,291,175
                                                    ----------     ----------     ----------     ----------     ----------
Distributable cash from operations (b)              $1,987,107     $2,072,703     $2,112,509     $2,314,318     $2,314,318
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW (CONTINUED)

On February 12, 1999, the Partnership made a cash distribution in the aggregate amount of $4,587,569. Of this amount, $494,613 was generated from Distributable Cash from Operation for the year ended December 31, 1998, less amounts previously distributed, and $4,092,956 was generated from Cash from Sales during the first quarter of 1999. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                            From 1998            From 1999
                                           Dist. Cash           Dist. Cash
                                         From Operations        From Sales
                                         ---------------        ----------

    Investors                                $493,061           $3,528,410
    John Hancock Limited Partner                   --              564,545
    General Partner                             1,552                   --
                                             --------           ----------
                                             $494,613           $4,092,955
                                             ========           ==========

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

(a-b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1998 were as follows:

             Name                            Title                          Age
             ----                            -----                          ---

    William M. Fitzgerald         President and Director                     55
    Malcolm G. Pittman, III       Director                                   47
    Susan M. Shephard             Director                                   46
    Richard E. Frank              Treasurer (Chief Accounting Officer)       37

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

           Name                          Title                             Age
           ----                          -----                             ---

     Edward P. Dowd            Senior Vice President of                     56
                               John Hancock's Real Estate
                               Investment Group

     Kevin McGuire             Vice President of John Hancock's             52
                               Real Estate Investment Group,
                               President of John Hancock Realty
                               Services Corp. and subsidiaries

     Stephen Kindl             Senior Investment Officer of                 41
                               John Hancock's Real Estate
                               Investment Group, Assistant Vice
                               President of John Hancock Realty
                               Equities, Inc.

(d)  FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  BUSINESS EXPERIENCE

William M. Fitzgerald (age 55) joined John Hancock in 1968. He has been President and a Director of the General Partner, and a Senior Investment Officer of John Hancock, since June 1993 and a Managing Director of Hancock Realty Investors Incorporated since November 1991. His term as a Director of the General Partner expires in May 1999. From 1987 to 1991, Mr. Fitzgerald was a Senior Vice President of John Hancock Properties, Inc. Prior to that time, he held a number of positions including Senior Real Estate Management Officer and Real Estate Management Officer of John Hancock. He holds an M.B.A. from Boston University and an A.B. from Boston College.

Malcolm G. Pittman III (age 47) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 1999. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 46) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 1999. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Richard E. Frank (age 37) joined John Hancock in 1983. He served as Treasurer of the General Partner from June 1993 until March 1999. Mr. Frank had been an Associate Investment Officer of John Hancock since January 1995. From 1993 to 1995, he was a Senior Financial Administrator of John Hancock; from 1991 to 1993, he was an Associate of Hancock Realty Investors, Incorporated; from 1990 to 1991 he held the position of Assistant Treasurer of John Hancock Realty Services Corp. He holds a B.S. from Stonehill College.

Edward P. Dowd (age 56) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

Kevin McGuire (age 52) joined John Hancock in 1968. He has been a Vice President of John Hancock since June 1993 and President of John Hancock Realty Services Corp. and subsidiaries since July 1993. He has been a Managing Director and a Director of Hancock Realty Investors Incorporated since 1991, and a Director of John Hancock Property Investors Corp. since 1987. Mr. McGuire served as an interim basis President of the General Partner from May 1991 to November 1991 and was President of John Hancock Properties, Inc. from 1987 to 1991. Prior to that time, he held a number of positions including Second Vice President, Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. He holds an M.B.A. from Babson College and an A.B. from Boston College.

Stephen Kindl (age 41) joined John Hancock in 1995 as a Senior Real Estate Investment Officer. Prior to joining John Hancock, he held a number of positions with Aetna Real Estate Investment, Inc., including Managing Director and Director. He holds an M.B.A. from the University of Hartford and a B.S. from the University of Connecticut.

Virginia H. Lomasney (age 37) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1998 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the Commonwealth of Massachusetts Pension Reserve Investment Trust Fund, the only greater than ten percent holder of the Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1998 fiscal year.

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1998 and does not currently have such a committee. During the 1997 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's or its Affiliates' compensation as it relates to the Partnership.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1998, except as follows:

            Title                                                     Amount and                Percent
             of                   Name and Address                     Nature of                  of
            Class                of Beneficial Owner             Beneficial Ownership            Class
            -----                -------------------             --------------------           -------
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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 6 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates (as defined in the Partnership Agreement) during the years ended 1998, 1997 and 1996.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner shall receive a Partnership Management Fee (defined in the Partnership Agreement) for managing the normal operations of the Partnership in an amount equal to 3.5% of cash flow from operations. The General Partner was paid a Partnership Management Fee totaling $53,641, $75,176 and $76,619 during the years ended December 31, 1998, 1997 and 1996, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee (defined in the Partnership Agreement) for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties; therefore, the Partnership did not pay any such fees during the years ended December 31, 1998, 1997 or 1996.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations. The Partnership reimbursed the General Partner for $250,276, $252,103 and $171,710 of such expenses during the years ended December 31, 1998, 1997 and 1996, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee (defined in the Partnership Agreement) in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees to the General Partner during the years ended December 31, 1998, 1997 or 1996.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $14,864, $20,727 and $21,125 for the years ended December 31, 1998, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1998, 1997 and 1996 fiscal years.

A share of Cash from Sales or Financings (defined in the Partnership Agreement) may be distributable to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with
Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $0, $293,270 and $0 during the years ended December 31, 1998, 1997 and 1996, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during the years ended 1998, 1997 or 1996.

A share of the Partnership's profits or losses for tax purposes (defined in the Partnership Agreement) is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits or losses were profits of $7,614, $11,680 and $11,303 during the years ended December 31, 1998, 1997 and 1996, respectively. The John Hancock Limited Partner's share of such profits or losses were losses of $41,901, $65,297 and $48,573 during the years ended December 31, 1998, 1997 and 1996 respectively.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                                   Years Ended December 31,
                                                 1998        1997        1996
                                               --------    --------    --------
     Partnership management
        fee expense                            $ 53,641    $ 75,176    $ 76,619
     Reimbursement for operating
        expenses                                250,276     252,103     171,710
     General Partner's share of
        Distributable Cash from Operations       14,864      20,727      21,125
     John Hancock Limited Partner's share
        of Cash from Sales or Financings             --     293,270          --
     General Partner's share of profits
        for tax purposes                          7,614      11,680      11,303
     John Hancock Limited Partner's share
        of losses for tax purposes              (41,901)    (65,297)    (48,573)


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

The General Partner believes that this indemnification applies to costs incurred in the legal proceedings described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $189,111, $54,092 and $41,475 relating to such legal proceedings in the years ended December 31, 1998, 1997 and 1996, respectively.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) and (2)   -   Listed on Index to Financial Statements and Financial
                           Statement Schedules.
         (3)           -   Listing of Exhibits

  EXHIBIT NUMBER                                           PAGE NUMBER OR
       UNDER                                              INCORPORATION BY
  REGULATION S-K                 DESCRIPTION                  REFERENCE
  --------------                 -----------              ----------------

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-15.


  -----------------------------
  +Filed herewith
  *Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.


                                     JOHN HANCOCK REALTY INCOME FUND
                                     LIMITED PARTNERSHIP


                                     By: John Hancock Realty Equities, Inc.
                                         General Partner


                                     By:
                                         -------------------------------------
                                         William M. Fitzgerald, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.


           Signatures                                Title
           ----------                                -----


                                     President (Principal Executive Officer) and
                                     Director of John Hancock Realty Equities,
                                     Inc. (General Partner of Registrant)
     -----------------------------
     William M. Fitzgerald




                                     Treasurer (Chief Accounting Officer) of
                                     John Hancock Realty Equities, Inc.
                                     (General Partner of Registrant)
     -----------------------------
     Virginia H. Lomasney




                                     Director of John Hancock Realty Equities,
                                     Inc. (General Partner of Registrant)
     -----------------------------
     Malcolm G. Pittman, III




                                     Director of John Hancock Realty Equities,
                                     Inc. (General Partner of Registrant)
     -----------------------------
     Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)


                          INDEX TO FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                              BOSTON, MASSACHUSETTS

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 8 AND 14(a)(1) AND (2))



1.     Financial Statements:                                            Page
                                                                        ----

         Report of Independent Auditors                                  F-3

         Balance Sheets at December 31, 1998 and 1997                    F-4

         Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996                                F-5

         Statements of Partners' Equity for the Years Ended
         December 31, 1998, 1997 and 1996                                F-6

         Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996                                F-7

         Notes to Financial Statements                                   F-8




All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund Limited Partnership

We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial position referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             ERNST & YOUNG LLP

Boston, Massachusetts
February 3, 1999

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                 BALANCE SHEETS

                                     ASSETS

                                                                    DECEMBER 31,
                                                                1998             1997
                                                            -----------      -----------

Cash and cash equivalents                                   $ 2,055,017      $ 2,502,844
Restricted cash                                                  63,879           58,400
Other assets                                                     77,433           90,816

Property held for sale                                       18,829,684               --

Deferred expenses, net of accumulated
   amortization of $444,317 in 1997                                  --          360,166

Investment in property:
   Land                                                              --        6,198,330
   Buildings and improvements                                        --       17,342,479
                                                            -----------      -----------
                                                                     --       23,540,809
   Less: accumulated depreciation                                    --       (4,787,156)
                                                            -----------      -----------
                                                                     --       18,753,653
                                                            -----------      -----------

       Total assets                                         $21,026,013      $21,765,879
                                                            ===========      ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                       $   309,631      $   263,396
Accounts payable to affiliates                                  316,299          150,907
                                                            -----------      -----------
       Total liabilities                                        625,930          414,303

Partners' equity/(deficit):

   General Partner's deficit                                   (253,231)        (245,328)
   Limited Partners' equity                                  20,653,314       21,596,904
                                                            -----------      -----------

       Total partners' equity                                20,400,083       21,351,576
                                                            -----------      -----------

       Total liabilities and partners' equity               $21,026,013      $21,765,879
                                                            ===========      ===========






                       See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                 YEARS ENDED DECEMBER 31,
                                              1998         1997         1996
                                           ----------   ----------   ----------

Income:

     Rental income                         $2,544,074   $2,861,166   $2,614,989
     Interest income                          100,005      107,469      171,767
     Loss on sale of property                      --       (5,321)          --
                                           ----------   ----------   ----------

       Total income                         2,644,079    2,963,314    2,786,756

Expenses:

     Depreciation                             372,850      667,869      772,298
     Property operating expenses              395,257      396,136      311,439
     General and administrative expenses      708,821      384,727      360,696
     Amortization of deferred expenses         63,358      134,503      209,726
     Management fee                            53,641       75,176       76,619
     Property write-downs                          --      668,520    1,907,093
                                           ----------   ----------   ----------

       Total expenses                       1,593,927    2,326,931    3,637,871
                                           ----------   ----------   ----------

       Net income/(loss)                   $1,050,152   $  636,383   $ (851,115)
                                           ==========   ==========   ==========


Allocation of net income/(loss):

     General Partner                           10,502   $    6,364   $   (8,511)
     John Hancock Limited Partner             (16,927)    (141,179)    (329,810)
     Investors                              1,056,577      771,198     (512,794)
                                           ----------   ----------   ----------
                                           $1,050,152   $  636,383   $ (851,115)
                                           ----------   ==========   ==========

Net income/(loss) per Unit                 $    11.53   $     8.41   $    (5.60)
                                           ==========   ==========   ==========




                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)




                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                  GENERAL          LIMITED
                                                                  PARTNER         PARTNERS           TOTAL
                                                                 ---------       -----------      -----------

Partners' equity/(deficit) at January 1, 1996
   (91,647 Units outstanding)                                    $(200,634)      $33,463,320      $33,262,686

Less: Cash distributions                                           (21,699)       (7,463,730)      (7,485,429)

Add: Net income                                                     (8,511)         (842,604)        (851,115)
                                                                 ---------       -----------      -----------

Partners' equity/(deficit) at December 31, 1996
   (91,647 Units outstanding)                                    $(230,844)      $25,156,986      $24,926,142

Less: Cash distributions                                           (20,848)       (4,190,101)      (4,210,949)

Add: Net income                                                      6,364           630,019          636,383
                                                                 ---------       -----------      -----------

Partners' equity/(deficit) at December 31, 1997
   (91,647 Units outstanding)                                     (245,328)       21,596,904       21,351,576

Less: Cash distributions                                           (18,405)       (1,983,240)      (2,001,645)

Add: Net income                                                     10,502         1,039,650        1,050,152
                                                                 ---------       -----------      -----------

Partners' equity/(deficit) at December 31, 1998
   (91,647 Units outstanding)                                    $(253,231)      $20,653,314      $20,400,083
                                                                 =========       ===========      ===========







                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                         1998               1997               1996
                                                                     -----------        -----------        -----------

Operating activities:

Net income/(loss)                                                    $ 1,050,152        $   636,383        $  (851,115)

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

      Amortization of deferred expenses                                   63,358            134,503            209,726
      Depreciation                                                       372,850            667,869            772,298
      Property write-downs                                                    --            668,520          1,907,093
      Loss on sale of property                                                --              5,321                 --
                                                                     -----------        -----------        -----------
                                                                       1,486,360          2,112,596          2,038,002
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                              (5,479)               732             (9,527)
      (Increase)/decrease in other assets                                 13,383            (11,817)           104,697
      (Decrease)/increase in accounts payable and
         accrued expenses                                                 46,235            (76,691)            57,689
      Increase in accounts payable
         to affiliates                                                   165,392             41,946             48,601
                                                                     -----------        -----------        -----------

           Net cash provided by operating activities                   1,705,891          2,066,766          2,239,462

Investing activities:

   Proceeds from sale of property                                             --          2,673,278                 --
   Investment in property
   Increase in deferred expenses                                        (152,073)          (224,098)          (953,606)
                                                                     -----------        -----------        -----------

           Net cash (used in)/provided by investing activities          (152,073)         2,449,180           (953,606)

Financing activities:

   Cash distributed to Partners                                       (2,001,645)        (4,210,949)        (7,485,429)
                                                                     -----------        -----------        -----------

           Net cash used in financing activities                      (2,001,645)        (4,210,949)        (7,485,429)
                                                                     -----------        -----------        -----------

           Net increase/(decrease) in cash and
               cash equivalents                                         (447,827)           304,997         (6,199,573)

           Cash and cash equivalents at
               beginning of year                                       2,502,844          2,197,847          8,397,420
                                                                     -----------        -----------        -----------

           Cash and cash equivalents at
               end of year                                           $ 2,055,017        $ 2,502,844        $ 2,197,847
                                                                     ===========        ===========        ===========



                       See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1998, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,712 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of December 31, 1998, the Partnership has four properties remaining in its portfolio, all of which are listed for sale. One of these properties, the Carnegie Center, was sold on January 7, 1999. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

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

         Cash equivalents are highly liquid investments with original maturities of three months or less when purchased. These investments are recorded at cost plus accrued interest, which approximates market value. Restricted cash represents funds restricted for tenant security deposits and other escrows.

         Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost, as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

         Investments in property are recorded at cost less any property write-downs for impairment in values. Cost includes the initial purchase price of the property plus acquisition costs and the cost of significant improvements.

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

4.   INVESTMENT IN PROPERTY

         Investment in property at cost and reduced by write-downs consists of managed, fully-operating, commercial real estate as follows:

                                                                  December 31,
                                                                      1997
                                                                  ------------

           Marlboro Square Shopping Center                        $ 1,000,000
           Crossroads Square Shopping Center                       12,266,920
           Carnegie Center Office/Warehouse                         3,800,000
           Warner Plaza Shopping Center                             6,473,889
                                                                  -----------
               Total                                              $23,540,809
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

         During 1997, the General Partner determined that the estimated future undiscounted cash flows from the Marlboro Square Shopping Center property were less than the property's carrying value, due, in general, to weak real estate market conditions for similar properties in the areas where these properties are located. Accordingly, the Partnership wrote-down the carrying amounts of the Marlboro Square Shopping Center by $668,520. This write-down represents the difference between the property's carrying value and its estimated fair market value.

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

5.   PROPERTY HELD FOR SALE

         During 1998, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheet at December 31, 1998 at their carrying values, which are not in excess of their estimated fair values, less selling costs.

         The Partnership leases its properties to non-affiliated tenants under primarily long-term operating leases.

         At December 31, 1998, future minimum rentals on non-cancelable leases relating to the above properties were as follows:

                           1999                          $ 2,319,995
                           2000                            2,090,103
                           2001                            1,946,723
                           2002                            1,850,910
                           2003                            1,673,875
                           Thereafter                      5,944,645
                                                         -----------
                              Total                      $15,826,251
                                                         ===========

         Property held for sale consists of commercial real estate as follows:

                                                         December 31,
                                                            1998
                                                         ------------

           Marlboro Square Shopping Center               $   989,981
           Crossroads Square Shopping Center               9,070,837
           Carnegie Center Office/Warehouse                3,763,285
           Warner Plaza Shopping Center                    5,005,581
                                                         -----------
                  Total                                  $18,829,684
                                                         ===========

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   DEFERRED EXPENSES

         Deferred expenses consist of the following:

                                                                                                      Unamortized Balance at
                                                                                                           December 31,
           Description                                                                                1998            1997
           -----------                                                                                ----          --------

              Tenant improvements were amortized over the terms of the leases to which they relate. During 1998, the General Partner listed all of its remaining properties for sale. Accordingly, the unamortized
              balance is included in carrying cost of "Properties Held for Sale".                       --           $221,699

              Lease Commissions were amortized over the terms of the leases to which they relate. During 1998, the General Partner listed all of its remaining properties for sale. Accordingly, the unamortized balance is included in carrying cost of
              "Properties Held for Sale".                                                               --            138,467
                                                                                                      ----           --------
                                                                                                      $ --           $360,166
                                                                                                      ====           ========

7.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                                                           Years Ended December 31,
                                                                                1998                1997               1996
                                                                              --------            --------            --------
           Reimbursement for operating expenses                               $250,276            $252,103            $171,710
           Partnership management fee expense                                   53,641              75,176              76,619
                                                                              --------            --------            --------

                  Total                                                       $303,917            $327,279            $248,329
                                                                              ========            ========            ========

         These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 8. Accordingly, included in the Statements of Operations for the years ended December 31, 1998, 1997, and 1996 were $189,111, $54,092, and $41,475, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. As of December 31, 1998, the Partnership has incurred a total of $284,678 as its share of the costs incurred by the General Partner and its Affiliates resulting from these matters.

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

8.   FEDERAL INCOME TAXES

         A reconciliation of the net (loss)/income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                          Years Ended December 31,

                                                                   1998             1997             1996
                                                                ----------       ----------       ----------

          Net (loss)/income per Statements of
            Operations                                          $1,050,152       $  636,383       $ (851,115)

          Add/(deduct): Excess of book gain over tax
                          gain on disposition of assets                 --         (131,409)              --
                        Excess of tax depreciation
                          over book depreciation                  (385,605)        (162,002)         (87,266)
                        Excess of book amortization
                          over tax amortization                      6,222           44,071           96,919
                        Other income/(loss)                          7,774            2,573               --
                        Impairment write-down                           --          668,520        1,907,093
                        Other expenses                              82,853          109,854           64,715
                                                                ----------       ----------       ----------

          Net income for federal income tax purposes            $  761,396       $1,167,990       $1,130,346
                                                                ==========       ==========       ==========


9.   CONTINGENCIES

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.   CONTINGENCIES (CONTINUED)

         The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statutes of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

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

         In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred an aggregate of approximately $694,000 in legal expenses in connection with these legal proceedings. Of this amount, approximately $446,000 relates to the Partnership's own defense and approximately $284,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         During August 1998, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination will cost approximately $450,000. The General Partner has listed the property for sale and continues to seek a buyer for the property. The presence of these hazardous materials could adversely affect the Partnership's ability to dispose of the property and the Partnership could be exposed to liability and be required to incur substantial remediation costs.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  SUBSEQUENT EVENTS

         On February 12, 1999, the Partnership made a cash distribution in the aggregate amount of $4,587,569. Of this amount, $494,613 was from Distributable Cash from Operations for the quarter ended December 31, 1998 and $4,092,956 was from Distributable Cash from Sales during the first quarter of 1999. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                      From 1998        From 1999
                                                     Dist. Cash       Dist. Cash
                                                   From Operations    From Sales
                                                   ---------------    ----------

                Investors                              $493,061       $3,528,410
                John Hancock Limited Partner                 --          564,546
                General Partner                           1,552               --
                                                       --------       ----------
                                                       $494,613       $4,092,956
                                                       ========       ==========


10.  SUBSEQUENT EVENTS (CONTINUED)

         On March 17, 1999, the Partnership sold the Marlboro Square Shopping Center and received net sales proceeds of approximately $1,132,000, after deductions for commissions and selling expenses. This transaction generated a gain of approximately $142,000, representing the difference between the net sales price and the property's carrying value of $990,000.

         On March 18, 1999, the Partnership sold the Warner Plaza Shopping Center and received net sales proceeds of approximately $6,217,000, after deductions for commissions and selling expenses. This transaction generated a gain of approximately $1,211,000, representing the difference between the net sales price and the property's carrying value of 5,006,000.