Form 10-Q
period 1999-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1999-05-14
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED               March 31, 1999
                               -------------------------------------------------

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER


        Massachusetts                                    04-2921566
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


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

                         Yes [X]     No  [ ]

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                      INDEX

                                                                            PAGE
PART I:  FINANCIAL INFORMATION

   Item 1 -  Financial Statements:

             Balance Sheets at March 31, 1999 and
             December 31, 1998                                                 3

             Statements of Operations for the Three
             Months Ended March 31, 1999 and 1998                              4

             Statements of Partners' Equity for the
             Three Months Ended March 31, 1999 and

             for the Year Ended December 31, 1998                              5

             Statements of Cash Flows for the Three

             Months Ended March 31, 1999 and 1998                              6

             Notes to Financial Statements                                  7-12

   Item 2 -  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 13-18

PART II:  OTHER INFORMATION                                                   19

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                                MARCH 31,       DECEMBER 31,
                                                                  1999             1998
                                                               -----------      -----------

Cash and cash equivalents                                      $ 9,121,445      $ 2,055,017
Restricted cash                                                     36,777           63,879
Other assets                                                        87,933           77,433
Property held for sale                                           9,083,771       18,829,684
                                                               -----------      -----------
        Total assets                                           $18,329,926      $21,026,013
                                                               ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
Accounts payable and accrued expenses                          $   152,078      $   309,631
Accounts payable to affiliates                                     423,791          316,299
                                                               -----------      -----------
        Total liabilities                                          575,869          625,930

Partners' equity/(deficit):
   General Partner's deficit                                      (234,619)        (253,231)
   Limited Partners' equity                                     17,988,676       20,653,314
                                                               -----------      -----------
        Total partners' equity                                  17,754,057       20,400,083
                                                               -----------      -----------
        Total liabilities and partners' equity                 $18,329,926      $21,026,013
                                                               ===========      ===========




                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                -------------------------
                                                   1999            1998
                                                ----------       --------
Income:

      Rental income                             $  526,533       $636,055
      Interest income                               40,857         26,067
       Gain on sale                              1,667,428             --
                                                ----------       --------
        Total income                             2,280,818        662,122

Expenses:

      Depreciation                                      --        157,465
      General and administrative expenses          254,690         71,572
      Property operating expenses                   75,791         61,520
      Amortization of deferred expenses                 --         19,943
      Management fee                                 9,552         18,063
                                                ----------       --------
        Total expenses                             340,033        328,563
                                                ----------       --------
        Net income                              $1,940,785       $333,559
                                                ==========       ========


Allocation of net income:

      General Partner                           $   19,408       $  3,335
      John Hancock Limited Partner                 229,056         (6,991)
      Investors                                  1,692,321        337,215
                                                ----------       --------
                                                $1,940,785       $333,559
                                                ==========       ========
Net income per Unit                             $    18.47       $   3.68
                                                ==========       ========




















                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)


                      THREE MONTHS ENDED MARCH 31, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                       GENERAL            LIMITED
                                                       PARTNER           PARTNERS             TOTAL
                                                      ---------        ------------        ------------

Partners' equity/(deficit) at January 1, 1998
   (91,647 Units outstanding)                         $(245,328)       $ 21,596,904        $ 21,351,576

Less: Cash distributions                                (18,405)         (1,983,240)         (2,001,645)
Add: Net income                                          10,502           1,039,650           1,050,152
                                                      ---------        ------------        ------------

Partners' equity/(deficit) at December 31, 1998
   (91,647 Units outstanding)                         ($253,231)       $ 20,653,314        $ 20,400,083
Less: Cash distributions                                   (796)         (4,586,015)         (4,586,811)
Add: Net income                                          19,408           1,921,377           1,940,785
                                                      ---------        ------------        ------------
Partners' equity/(deficit) at March 31, 1999
    (91,647 Units outstanding)                        $(234,619)       $ 17,988,676        $ 17,754,057
                                                      =========        ============        ============















                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         --------------------------
                                                                             1999          1998
                                                                         -----------     ----------
Operating activities:
   Net income                                                            $ 1,940,785     $  333,559
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation                                                               --        157,465
       Amortization of deferred expenses                                          --         19,943
       Gain on sale of property                                           (1,677,428)            --
                                                                         -----------     ----------
                                                                             263,567        510,967
   Changes in operating assets and liabilities:
       Decrease/(increase) in restricted cash                                 27,102         (1,000)
       Decrease/(increase) in other assets                                   (10,500)      (110,000)
       Increase/(decrease) in accounts payable and accrued
           expenses                                                         (157,553)        76,545
       Increase in accounts payable to affiliates                            107,492         (1,617)
                                                                         -----------     ----------
             Net cash provided by operating activities                       229,898        474,895

Investing activities:
   Proceeds from sales of properties                                      11,436,275             --
   Increase in deferred expenses                                             (12,934)       (33,417)
                                                                         -----------     ----------
             Net cash used in investing activities                        11,423,341        (33,417)

Financing activities:

   Cash distributed to Partners                                           (4,586,811)      (509,151)
                                                                         -----------     ----------
             Net cash used in financing activities                        (4,586,811)      (509,151)
                                                                         -----------     ----------
             Net increase (decrease) in cash and
                 cash equivalents                                          7,066,428        (67,673)
             Cash and cash equivalents at
                 beginning of year                                         2,055,017      2,502,844
                                                                         -----------     ----------
             Cash and cash equivalents at
                 end of period                                           $ 9,121,445     $2,435,171
                                                                         ===========     ==========






                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION OF PARTNERSHIP

       John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,673 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.   SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

       Property held for sale is recorded at the lower of its carrying amount, at the time the property is listed for sale, or its fair value, less cost to sell. Carrying amount includes the property's cost as described below, less accumulated depreciation thereon and less any property write-downs for impairment in value and plus any related unamortized deferred expenses.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

4.   PROPERTY HELD FOR SALE

       During 1998, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" on the Balance Sheets at March 31, 1999 and December 31, 1998 at their carrying values, which are not in excess of their estimated fair values, which are not in excess of their estimated fair values, less selling costs. Property held for sale consists of commercial real estate as follows:

                                                           March 31,    December 31,
                                                             1999          1998
                                                           --------     -----------

       Marlboro Square Shopping Center                    $       --    $   989,981
       Crossroads Square Shopping Center                   9,083,771      9,070,837
       Carnegie Center Office/Warehouse                           --      3,763,285
       Warner Plaza Shopping Center                               --      5,005,581
                                                          ----------    -----------
                      Total                               $9,083,771    $18,829,684
                                                          ==========    ===========

       On January 7, 1999, the Partnership sold the Carnegie Center to a non-affiliated buyer for a net sales price of $4,096,441, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $333,156, representing the difference between the net sales price and the property's carrying value of $3,763,285.

       On March 17, 1999, the Partnership sold the Marlboro Square Shopping Center to a non-affiliated buyer for net sales price of $1,131,999, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $142,018, representing the difference between the net sales price and the property's carrying value of $989,981.

       On March 18, 1999, the Partnership sold the Warner Plaza Shopping Center to a non-affiliated buyer for a net sales price of $6,207,835, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $1,202,254, representing the difference between the net sales price and the property's carrying value of $5,005,581.

5.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

       Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                              1999        1998
                                                             -------    -------

       Reimbursement for operating expenses                  $48,628    $35,480
       Partnership management fee expense                      9,552     18,063
                                                             -------    -------
                                                             $58,180    $53,543
                                                             =======    =======

       These expenses are included in expenses on the Statements of Operations.

       The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 7. Accordingly, included in the Statements of Operations for the three months ended March 31, 1999 and 1998 is $101,396 and $3,462, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through March 31, 1999, the Partnership has accrued a total of $365,612 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

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

6.   FEDERAL INCOME TAXES

       A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                Three Months Ended
                                                                    March 31,
                                                             ----------------------
                                                               1999          1998
                                                             -------       --------

       Net income per Statements of Operations               $1,940,785    $333,559

       Add/(deduct): Excess of tax depreciation
                        over book depreciation                  (96,401)    (24,539)
                     Excess of tax amortization
                        over book amortization                   (2,507)     10,022
                                                             ----------    --------

       Net income for federal income tax purposes            $1,841,877    $319,042
                                                             ==========    ========

7.   CONTINGENCIES

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

       The Partnership and the other defendants have answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery has commenced, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. No depositions are scheduled. The court has heard the defendants' motion to dismiss certain claims on grounds of the expiration of the statues of limitations and has stated it intends to hold a further hearing on that matter to determine whether the case can be resolved by the disposition of certain claims. The Partnership and the other defendants intend to move to decertify the class and for summary judgment dismissing the breach of contract claims.

       In September 1997, a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by an investor in John Hancock Realty Income Fund-II Limited Partnership ("RIF-II"), a limited partnership affiliated with the Partnership. The complaint named the General Partner as a defendant. The plaintiff sought unspecified damages that allegedly arose from the General Partner's refusal to provide, without reasonable precautions on plaintiffs use of, a list of investors in the Partnership and in RIF-II. Plaintiff alleges that the General Partner's refusal unconditionally to provide a list was a breach of contract and a breach of the General Partner's' fiduciary duty.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7.   CONTINGENCIES (CONTINUED)

       In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

       The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

       The Partnership has incurred an aggregate of approximately $865,000 in legal expenses in connection with these legal proceedings. Of this amount, approximately $499,000 relates to the Partnership's own defense and approximately $366,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

       During August 1998, the General Partner became aware that the Crossroads Square Shopping Center was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination will cost approximately $450,000. The General Partner has listed the property for sale and continues to seek a buyer for the property. The presence of these hazardous materials could adversely affect the Partnership's ability to dispose of the property and the Partnership could be exposed to liability and be required to incur substantial remediation costs.

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

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective sale of Partnership properties, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, possible liability for the costs of remediation of hazardous substances, and the impact of inflation.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of March 31, 1999, the Partnership had only one property remaining in its portfolio, Crossroads Square Shopping Center, which has been listed for sale. The General Partner currently anticipates that the Partnership will likely be able to sell this last remaining property during 1999. Upon the sale of the last remaining property, the operations of the Partnership will terminate, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement.

At March 31, 1999, the Partnership had $9,121,445 in cash and cash equivalents and $36,777 in restricted cash.

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

During the three months ended March 31, 1999, cash from working capital reserves was used for the payment of leasing costs in the amount of $15,634 incurred at the Crossroads Square property. The General Partner estimates that the Partnership will incur approximately $24,000 of additional leasing costs during the remainder of 1999. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the three months ended March 31, 1999, approximately $6,100 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will not incur additional non-recurring repair and maintenance expenses during the remainder of 1999. Any additional expenses that may be incurred will be funded from the operations of the Partnership's remaining property, Crossroads Square Shopping Center, and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount of $4,586,811 was distributed to the General Partner and Investors during the three months ended March 31, 1999. This amount was $756 less than expected due to an adjustment for the third quarter of 1998. Of this amount, $494,613 was from Distributable Cash from Operations for the quarter ended December 31, 1998 and $4,092,956 was from Distributable Cash from Sales during the first quarter of 1999. Because the Partnership now holds only a single property, which is listed for sale, the General Partner has determined that it will be in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, for at least the three remaining quarters of 1999, no cash distributions with respect to Distributable Cash from Operations will be made to Investors.

The Partnership has incurred approximately $447,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $268,000 relates to the Partnership's own defense and approximately $179,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. In addition, the Partnership incurred approximately $418,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the Count of Los Angeles by an investor in the Partnership. Of this amount, approximately $231,000 relates to the Partnership's own defense and approximately $187,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

The following table summarizes the leasing activity and occupancy status at the Partnership's remaining property during the three months ended March 31, 1999:

                                                             CROSSROADS SQ.
                                                             SHOPPING CTR.
                                                             --------------
 Square Feet                                                  174,196
 Occupancy at January 1, 1999                                      95%
 New Leases                                                         0%
 Lease Renewals                                                     0%
 Leases Expired                                                     0%
 Occupancy at March 31, 1999                                       95%
 Leases Scheduled to Expire, Balance of 1999                        4%
 Leases Scheduled to Commence, Balance of 1999                      0%


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

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1998 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. No permanent impairment in values existed with respect to the Partnership's properties as of December 31, 1998 and, therefore, no write-downs were recorded.

The General Partner will continue to conduct property valuations, using internal or independent appraisals, in order to assist in the evaluation of whether a permanent impairment in value exists on any of the Partnership's properties.

RESULTS OF OPERATIONS

The Partnership generated net income of $273,357 for the three months ended March 31, 1999 as compared to net income of $333,559 for the same period in 1998.

Average occupancy for the Partnership's remaining property was as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1999      1998
                                                             -------   --------

Crossroads Square Shopping Center                              95%        95%


Rental income for the three months ended March 31, 1999 decreased by $75,522, or 12%, as compared to the same period in 1998. This decrease is primarily due to the sales of the Marlboro Square, Carnegie Center and Warner Plaza properties. Rental income at the Crossroads Square property was consistent between periods.

Interest income for the three months ended March 31, 1999 increased by $14,789, or 57%, as compared to the same period in 1998. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves increased because the Partnership received the net sales proceeds from the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties.

Depreciation expense for the three months ended March 31, 1999 decreased by $157,465, or 100%, as compared to the same period in 1998. This decrease is due to the reclassification of the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties as "Property Held for Sale" during the third quarter of 1998. Accordingly no depreciation has been recorded on these properties since that time that they were listed for sale.

General and administrative expenses for the quarter ended March 31, 1999 increased by $183,118, or 255%, primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item I of Part II of this report. Excluding such legal fees, general and administrative expenses were consistent between periods.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The Partnership's share of property operating expenses for the three months ended March 31, 1999 increased by $14,272, or 23%, as compared to the same period in 1998. This increase is primarily due to lower tenant reimbursements received at the Warner Plaza and Marlboro Square properties.

Property operating expenses at the Crossroads Square property were consistent between periods.

Amortization of deferred expenses for the three months ended March 31, 1999 decreased by $19,943, or 100%, as compared to the same period in 1998. This decrease is due to reclassifying deferred expenses to "Property Held for Sale" and accordingly, no longer amortizing such amounts.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:


                                                           Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                            1999         1998
                                                         ---------    --------

Net cash provided by operating activities (a)            $ 229,898    $474,895
Net change in operating assets and liabilities (a)          33,669      36,072
                                                         ---------    --------
Cash provided by operations (a)                            263,567     510,967
Increase in working capital reserves                      (263,567)    (12,926)
Add: Accrual basis Partnership management fee                9,552      18,063
                                                         ---------    --------
Cash from operations (b)                                     9,552     516,104
Decrease in working capital reserves
Less: Accrual basis Partnership management fee              (9,552)    (18,063)
                                                         ---------    --------
Distributable cash from operations (b)                   $       0    $498,041
                                                         =========    ========

Allocation to General Partner                            $            $  4,980
Allocation to John Hancock Limited Partner                                  --
Allocation to Investors                                         --     493,061
                                                         ---------    --------
Distributable cash from operations (b)                   $      --    $498,041
                                                         =========    ========


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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CASH FLOW (CONTINUED)

During the second quarter of 1999, the Partnership expects to make a cash distribution in the aggregate amount of $6,484,942, to all Investors of record at March 31, 1999 representing a portion of the cash from sales of the Marlboro Square and Warner Plaza properties during the first quarter of 1999. The remainder has been retained to increase working capital reserves. These amounts were distributed in accordance with the Partnership Agreement and were allocated as follows:

                                                        Distributable Cash
                                                      From Sales or Financings
                                                      ------------------------

Investors                                                    $5,590,467
John Hancock Limited Partner                                    894,475
General Partner                                                      --
                                                             ----------
Total                                                        $6,484,942
                                                             ==========


The source of future cash distributions is dependent upon cash generated by the Partnership's properties and the use of working capital reserves. As of March 31, 1999, one property, Crossroads Square Shopping Center, remains in the Partnership. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, for at least the remaining quarters of 1999, no cash distributions with respect to Distributable Cash from Operations will be made to Investors.

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

     In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                           PART II: OTHER INFORMATION

                                   (CONTINUED)

ITEM 2. CHANGES IN SECURITIES
        There were no changes in securities during the first quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        There were no defaults upon senior securities during the first quarter of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 1999.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a)     There are no exhibits to this report.
        (b) Reports on Form 8-K were filed on January 7, 1999, March 17, 1999 and March 18, 1999.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May, 1999.


                                        John Hancock Realty Income Fund
                                        Limited Partnership

                                        By: John Hancock Realty Equities, Inc.,
                                            General Partner

                                        By: /s/ William M. Fitzgerald
                                            ------------------------------------
                                            William M. Fitzgerald, President



                                        By: /s/ Virginia H. Lomasney
                                            ------------------------------------
                                            Virginia H. Lomasney, Treasurer
                                            (Chief Accounting Officer)