Form 10-Q
period 1999-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1999-08-13
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                               June 30, 1999


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
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)





                                      INDEX



PART I:         FINANCIAL INFORMATION                                                                            PAGE

  Item 1     -        Financial Statements:

                      Balance Sheets at June 30, 1999 and
                      December 31, 1998                                                                            3

                      Statements of Operations for the Three and Six
                      Months Ended June 30, 1999 and 1998                                                          4

                      Statements of Partners' Equity for the
                      Six Months Ended June 30, 1999 and
                      Year Ended December 31, 1998                                                                 5

                      Statements of Cash Flows for the Six
                      Months Ended June 30, 1999 and 1998                                                          6

                      Notes to Financial Statements                                                             7-13

  Item 2     -        Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                            14-20


PART II:        OTHER INFORMATION                                                                                 21

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                      JUNE 30,                 DECEMBER 31,
                                                                                        1999                       1998
                                                                                        ----                       ----
Cash and cash equivalents                                                            $  3,021,057              $  2,055,017
Restricted cash                                                                             7,955                    63,879
Other assets                                                                               66,620                    77,433


Property held for sale                                                                  9,087,371                18,829,684
                                                                                      -----------                ----------


       Total assets                                                                   $12,183,003               $21,026,013
                                                                                      ===========               ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                               $     220,523             $     309,631
Accounts payable to affiliates                                                            494,050                   316,299
                                                                                    -------------            --------------
       Total liabilities                                                                  714,573                   625,930

Partners' equity/(deficit):

   General Partners' deficit                                                             (232,626)                 (253,231)
   Limited Partners' equity                                                            11,701,056                20,653,314
                                                                                     ------------              ------------

       Total partners' equity                                                          11,468,430                20,400,083
                                                                                    -------------              ------------

       Total liabilities and partners' equity                                         $12,183,003               $21,026,013
                                                                                      ===========               ===========

                        See Notes to Financial Statements

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 1999           1998          1999           1998
                                                 ----           ----          ----           ----
Income:
     Rental income                           $  290,537     $  637,264     $  853,070     $1,273,319
     Interest income                             70,723         23,693        111,580         49,760
     Realized gain on sales                          --             --      1,677,428             --
                                             ----------     ----------     ----------     ----------

       Total income                             361,260        660,957      2,642,078      1,323,079

Expenses:

     Depreciation                                    --        157,901             --        315,366
     General and administrative expenses        120,626        145,424        375,316        216,996
     Property operating expenses                 34,090         79,270        109,881        140,790
     Amortization of deferred expenses               --         25,451             --         45,394
     Management fee                               7,229         15,705         16,781         33,768
                                             ----------     ----------     ----------     ----------

       Total expenses                           161,945        423,751        501,978        752,314
                                             ----------     ----------     ----------     ----------

       Net income/(loss)                     $  199,315     $  237,206     $2,140,100     $  570,765
                                             ==========     ==========     ==========     ==========



Allocation of net income/(loss):

     General Partner                         $    1,993     $    2,373     $   21,401     $    5,708
     John Hancock Limited Partner                    --      (   6,991)       229,056       ( 13,982)
     Investors                                  197,322        241,824      1,889,643        579,039
                                             ----------     ----------     ----------     ----------
                                             $  199,315     $  237,206     $2,140,100     $  570,765
                                             ==========     ==========     ==========     ==========


Net income/(loss) per Unit                   $     2.15     $     2.64     $    20.62     $     6.32
                                             ==========     ==========     ==========     ==========

                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998


                                                                       GENERAL                 LIMITED
                                                                       PARTNER                 PARTNERS            TOTAL
                                                                       -------                 --------            -----

Partners' equity/(deficit) at January 1, 1998
   (91,647 Units outstanding)                                      ($   245,328)             $ 21,596,904     $ 21,351,576

Less:  Cash distributions                                               (18,405)               (1,983,240)     (2,001,645)

Add:   Net income                                                        10,502                 1,039,650        1,050,152


Partners' equity/(deficit) at December 31, 1998
   (91,647 Units outstanding)                                          (253,231)               20,653,314       20,400,083

Less:  Cash distributions                                                  (796)              (11,070,957)     (11,071,753)

Add:   Net income                                                        21,401                 2,118,699        2,140,100
                                                                        --------              ------------      -----------

Partners' equity/(deficit) at June 30, 1999
   (91,647 Units outstanding)                                         ($232,626)             $ 11,701,056     $ 11,468,430
                                                                       ========              ============     ============

                        See Notes to Financial Statements

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                         1999               1998
                                                                                         ----               ----
Operating activities:
   Net income/(loss)                                                                $  2,140,100      $    570,765

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

      Depreciation                                                                            --           315,366
      Amortization of deferred expenses                                                       --            45,394
      Gain on sale of properties                                                      (1,677,428)               --
                                                                                    ------------      ------------

                                                                                         462,672          931,525
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                              55,924           (1,000)
      Decrease/(increase) in other assets                                                 10,813         (135,000)
      Increase/(decrease) in accounts payable and accrued
         expenses                                                                        (89,108)          104,985
      Increase in accounts payable to affiliates                                         177,751            80,654
                                                                                    ------------      ------------

           Net cash provided by operating activities                                     618,052           981,164

Investing activities:

   Proceeds from sales of properties                                                  11,436,275
   Increase in deferred expenses                                                         (16,534)         (69,911)
                                                                                    ------------      ------------

           Net cash provided by (used in) investing activities                        11,419,741          (69,911)

Financing activities:

   Cash distributed to Partners                                                      (11,071,753)       ( 1,007,191)
                                                                                    ------------       ------------

           Net cash used in financing activities                                     (11,071,753)       ( 1,007,191)
                                                                                    ------------       ------------

           Net increase (decrease) in cash and
               cash equivalents                                                          966,040           (95,938)

           Cash and cash equivalents at
               beginning of year                                                       2,055,017         2,502,844
                                                                                   ------------       ------------

           Cash and cash equivalents at
               end of period                                                        $  3,021,057      $  2,406,906
                                                                                    ============      ============

                        See Notes to Financial Statements

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,654 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.       PROPERTY HELD FOR SALE

         During 1998, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" as appropriate on the Balance Sheets at June 30, 1999 and December 31, 1998 at their carrying values, which are not in excess of their estimated fair values, less selling costs. Property held for sale consists of commercial real estate as follows:

                                    June 30, 1999     December 31, 1998
                                    -------------     -----------------
Marlboro Square Shopping Center       $        --     $   989,981
Crossroads Square Shopping Center       9,087,371       9,070,837
Carnegie Center Office/Warehouse               --       3,763,285
Warner Plaza Shopping Center                   --       5,005,581
                                      -----------     -----------

             Total                    $ 9,087,371     $18,829,684
                                      ===========     ===========

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

On March 17, 1999, the Partnership sold the Marlboro Square Shopping Center to a non-affiliated buyer for a net sales price of $1,131,999, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $142,018, representing the difference between the net sales price and the property's carrying value of $989,981.

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

On July 13, 1999, the Partnership sold the Crossroads Square Shopping Center to a non-affiliated buyer for a net sales price of $8,733,420 after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $353,951, representing the difference between the net sales price and the property's carrying value of $9,087,371.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      1999                           1998
                                                                                      ----                           ----
              Reimbursement for operating expenses                                 $  83,309                        $60,812
              Partnership management fee expense                                      16,781                         34,258
                                                                                    --------                       --------
                                                                                    $100,090                        $95,070
                                                                                    ========                        =======

         These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 7. Accordingly, included in the Statements of Operations for the six months ended June 30, 1999 and 1998 is $129,764 and $58,302, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through June 30, 1999, the Partnership has accrued a total of $393,980 as its share of the costs incurred by the General Partner and its Affiliates resulting from these matters.

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

6.       FEDERAL INCOME TAXES

         A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                      1999                           1998
                                                                                      ----                           ----
              Net income per Statements of Operations                              $2,140,100                      $570,765

              Add/(deduct):         Excess of book gain over tax
                                      gain on disposition of assets                (9,179,942)                            -
                                    Excess of tax depreciation
                                      over book depreciation                           (6,992)                      (49,078)
                                    Excess of tax amortization
                                      over book amortization                         (258,379)                       20,044

              Net income for federal income tax purposes                          ($7,305,213)                     $541,731
                                                                                   ===========                     ========

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

         The Partnership has incurred an aggregate of approximately $928,000 in legal expenses in connection with these legal proceedings. Of this amount, approximately $534,000 relates to the Partnership's own defense and approximately $394,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         During August 1998, the General Partner became aware that the Crossroads Square Shopping Center was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination will cost approximately $450,000. The Partnership sold the property on July 13, 1999 to a non-affiliated buyer for a net sales price of $8,733,420 after deductions for commissions and selling expenses incurred in connection with the sale of the property.

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

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership are executing plans to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources. Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identification, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations, were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical systems has been completed. Similarly, most of the non-mission critical systems have been renovated and the remaining systems are expected to be renovated by the third quarter of 1999.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical systems has been completed. Similarly, the majority of non-mission critical systems have been validated and the remaining systems are expected to be validated by the third quarter of 1999. Testing facilities will be used through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and to perform reviews of "dry runs" of year-end activities.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. Mission critical systems and most non-mission critical systems have been implemented. The few remaining non-mission critical systems are expected to be implemented by the third quarter of 1999.

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries such as stock exchanges, mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, and financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with third parties and are obtaining detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is underway. It is anticipated that testing with material business partners will continue through much of 1999. However, there is no guarantee that the systems of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee a resolution for all Year 2000 issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition or net income.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The plan is addressing John Hancock's readiness as well as that of material business partners on whom John Hancock and the Partnership depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans are being constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective winding up of the Partnership's business, actions that would be taken in the event of lack of liquidity, unanticipated leasing costs, repair and maintenance expenses, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, the possible effects of tenants vacating space at Partnership properties, the absorption of existing retail space in certain geographical areas, and the impact of inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. As of June 30, 1999, the Partnership had only one property remaining in its portfolio, Crossroads Square Shopping Center, which was subsequently sold on July 13, 1999. The sale of this last remaining property results in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At the time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

At June 30, 1999, the Partnership had $3,021,057 in cash and cash equivalents and $7,955 in restricted cash.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is would down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

During the six months ended June 30, 1999, cash from working capital reserves was used for the payment of leasing costs in the amount of $16,534 incurred at the Crossroads Square property. The General Partner estimates that the Partnership will incur approximately $9,000 of additional leasing costs during the remainder of 1999. The General Partner anticipates that the current balance in the working capital reserve will be sufficient to pay such costs.

During the six months ended June 30, 1999, approximately $6,886 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will not incur additional non-recurring repair and maintenance expenses during the remainder of 1999. Any additional expenses that may be incurred will be funded from the working capital reserves and are not expected to have a significant impact on the Partnership's liquidity.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash in the amount of $11,071,753 was distributed to the General Partner and Investors during the six months ended June 30, 1999. This amount was $756 less than expected due to an adjustment for the third quarter of 1998. Of this amount, $494,613 was from Distributable Cash from Operations for the quarter ended December 31, 1998 and $10,577,140 was from Distributable Cash from Sales during the six months ended June 30, 1999. Because the Partnership held only a single property a June 30, 1999, which was sold during July, the General Partner has determined that it will be in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, for at least the two remaining quarters of 1999, no cash distributions with respect to Distributable Cash from Operations will be made to Investors.

The Partnership has incurred approximately $459,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $277,000 relates to the Partnership's own defense and approximately $182,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. In addition, the Partnership incurred approximately $469,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership. Of this amount, approximately $257,000 relates to the Partnership's own defense and approximately $212,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's liquidity. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

The following table summarizes the leasing activity and occupancy status at the Partnership's last remaining property during the six months ended June 30, 1999:

                                                                                          CROSSROADS SQ.
                                                                                           SHOPPING CTR.
                             Square Feet                                                      174,196

                             Occupancy at January 1, 1999                                         95%

                             New Leases                                                            1%

                             Lease Renewals                                                        0%

                             Leases Expired                                                        0%

                             Occupancy at
                                June 30, 1999                                                     96%

                             Leases Scheduled to
                                Expire, Balance of 1999                                            4%

                             Leases Scheduled to
                                Commence, Balance of 1999                                          0%

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The General Partner listed the Crossroads Square for sale during August 1998 based upon the existing real estate market conditions in the Jacksonville, Florida area, where the Crossroads Square is located and the property's projected income performance. Subsequent to listing Crossroads Square for sale, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner currently estimates that to remediate the contamination would cost approximately $450,000. The General Partner has subsequently sold the property to a non-affiliated buyer on July 13, 1999.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1998 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. No permanent impairment in value existed with respect to the Partnership's properties as of December 31, 1998 and, therefore, no write-downs were recorded.

RESULTS OF OPERATIONS

The Partnership generated net income of $2,140,100 for the six months ended June 30, 1999 as compared to net income of $570,765 for the same period in 1998. This increase is the result of the inclusion of a non-recurring gain of $1,677,428 from the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties during the first quarter of 1999. Excluding the results of this gain, net income for the six months ended June 30, 1999 decreased by $108,093, or 19%, as compared to the prior year. This is due primarily to the sales of these three buildings during 1999.

Average occupancy for the Partnership's remaining property was as follows:

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                  1999              1998
                                                                                                  ----              ----
           Crossroads Square Shopping Center                                                       95%               95%

Rental income for the six months ended June 30, 1999, decreased by $420,249, or 33%, as compared to the same period in 1998. This decrease is primarily due to the sales of the Marlboro Square, Carnegie Center and Warner Plaza properties. Rental income at the Crossroads Square property was consistent between periods.

Interest income for the six months ended June 30, 1999 increased by $61,820, or 124%, as compared to the same period in 1998. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves increased because the Partnership received net sales proceeds from the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties.

Depreciation expense for the six months ended June 30, 1999 decreased by $315,366, or 100%, as compared to the same period in 1998. This decrease is due to the reclassification of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties as "Property Held for Sale" during the third quarter of 1998. Accordingly, no depreciation has been recorded on these properties since that time at which they were listed for sale.

The Partnership's share of property operating expenses for the six months ended June 30, 1999 decreased by $30,909, or 22%, as compared to the same period in 1998. This decrease is primarily due to the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties. Property operating expenses at the Crossroads Square property were consistent between periods.

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses for the six months ended June 30, 1999 increased by $158,324 or 73%, as compared to the same period during 1998. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report. Excluding such legal fees, general and administrative expenses were consistent between periods.

Amortization of deferred expenses for the six months ended June 30, 1999 decreased by $45,394, or 100%, as compared to the same period in 1998. This decrease is due to reclassifying deferred expenses to "Property Held for Sale" and accordingly, no longer amortizing such amounts.

Management fee expense, which is equal to 3.5% of Cash from Operations, decreased by $16,987, or 50%, for the six months ended June 30, 1999 as compared to the same period in 1998. This decrease is due to a decline in Cash from Operations between periods primarily resulting from the three sales that took place during the period.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Six Months Ended
                                                               June 30,
                                                          1999          1998
                                                          ----          ----
Net cash provided by operating activities (a)          $ 618,052      $ 981,164
Net change in operating assets and liabilities (a)      (155,380)     (  49,639)
                                                       ---------     ---------
Cash provided by operations (a)                          462,672        931,525
Increase in working capital reserves                    (462,672)
Add:       Accrual basis Partnership
           management fee                                 16,781         33,768
                                                       ---------     ---------
Cash from operations (b)                                  16,781        965,293
Decrease in working capital reserves                          --         63,912
Less:      Accrual basis Partnership
           management fee                              (  16,781)     (  33,768)
                                                       ---------     ---------
Distributable cash from operations (b)                 $       0      $ 995,437
                                                       =========     =========

Allocation to General Partner                          $      --      $   9,315
Allocation to John Hancock Limited Partner                    --             --
Allocation to Investors                                       --        986,122
                                                       ---------     ---------
Distributable cash from operations (b)                 $      --      $ 995,437
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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW (CONTINUED)

During the third quarter of 1999, the Partnership expects to make a cash distribution in the amount of $6,873,525 to all Investors of record at July 31, 1999, representing a portion of the cash from the sale of Crossroads Shopping Center, which was sold by the Partnership on July 13, 1999. These amounts will be distributed in accordance with the Partnership Agreement and will be allocated as follows:

                                                              Distributable Cash
                                                              From Sales or Financings
                                                              ------------------------

                           Investors                               $6,873,525
                           John Hancock Limited Partner                     -
                           General Partner                                  -
                                                                   -----------
                           Total                                   $6,873,525
                                                                   ==========

The remainder has been retained to increase working capital reserves. The source of future cash distributions is dependent upon the use of working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, for at least the remaining quarters of 1999, no cash distributions with respect to Distributable Cash from Operations will be made to Investors. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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

          In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date.

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

              JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                     (A Massachusetts Limited Partnership)

                     PART II: OTHER INFORMATION (CONTINUED)


ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the second quarter of 1999.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the second quarter of 1999.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 1999

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   There are no exhibits to this report.

          (b) There were no Reports on Form 8-K filed during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.


                                  John Hancock Realty Income Fund
                                  Limited Partnership


                                  By:    John Hancock Realty Equities, Inc.,
                                         General Partner



                                         By: /s/ John M. Garrison
                                             ----------------------------------
                                                 John M. Garrison, President



                                         By: /s/ Virginia H. Lomasney
                                             -----------------------------------
                                                 Virginia H. Lomasney, Treasurer
                                                 (Chief Accounting Officer)