Form 10-Q
period 1999-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 1999-11-15
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   September 30, 1999
                               -------------------------------------------------

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
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                      INDEX

PART I:   FINANCIAL INFORMATION                                           PAGE

     Item 1  -  Financial Statements:

                Balance Sheets at September 30, 1999 and
                December 31, 1998                                            3

                Statements of Operations for the Three and Nine
                Months Ended September 30, 1999 and 1998                     4

                Statements of Partners' Equity for the
                Nine Months Ended September 30, 1999 and
                Year Ended December 31, 1998                                 5

                Statements of Cash Flows for the Nine
                Months Ended September 30, 1999 and 1998                     6

                Notes to Financial Statements                             7-12

     Item 2  -  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            13-18

PART II:  OTHER INFORMATION                                                 19

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       1999             1998
                                                   -------------    ------------

Cash and cash equivalents                           $4,903,260      $ 2,055,017
Restricted cash                                             --           63,879
Other assets                                                --           77,433

Property held for sale                                      --       18,829,684
                                                    ----------      -----------

        Total assets                                $4,903,260      $21,026,013
                                                    ==========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses               $  169,300      $   309,631
Accounts payable to affiliates                         552,525          316,299
                                                    ----------      -----------
        Total liabilities                              721,825          625,930

Partners' equity/(deficit):

   General Partners' deficit                          (236,761)        (253,231)
   Limited Partners' equity                          4,418,196       20,653,314
                                                    ----------      -----------

        Total partners' equity                       4,181,435       20,400,083
                                                    ----------      -----------

        Total liabilities and partners' equity      $4,903,260      $21,026,013
                                                    ==========      ===========





                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                                    1999             1998              1999              1998
                                                 ---------         --------         ----------        ----------
Income:

      Rental income                              $  33,352         $635,133         $  886,422        $1,908,452
      Interest income                               85,795           22,715            197,375            72,475
      Gain (loss) on sale of property             (357,150)              --          1,320,278                --
                                                 ---------         --------         ----------        ----------

        Total income                              (238,003)         657,848          2,404,075         1,980,927

Expenses:

      Depreciation                                      --           57,484                 --           372,850
      General and administrative expenses          150,978          110,698            526,294           349,854
      Property operating expenses                   26,532          132,858            136,413           251,488
      Amortization of deferred expenses                 --           18,986                 --            64,380
      Management fee                                (2,403)          14,517             14,738            48,285
                                                 ---------         --------         ----------        ----------

        Total expenses                             175,467          334,543            677,445         1,086,587
                                                 ---------         --------         ----------        ----------

        Net income/(loss)                        ($413,470)        $323,305         $1,726,630        $  894,070
                                                 =========         ========         ==========        ==========

Allocation of net income/(loss):

      General Partner                            $  (4,135)        $  3,233         $   17,266        $    8,941
      John Hancock Limited Partner                 (48,770)          (2,945)           180,286           (16,927)
      Investors                                   (360,565)         323,017          1,529,078           902,056
                                                 ---------         --------         ----------        ----------
                                                 $(413,470)        $323,305         $1,726,630        $  894,070
                                                 =========         ========         ==========        ==========
Net income/(loss) per Unit                       $   (3.94)        $   3.52         $    16.68        $     9.84
                                                 =========         ========         ==========        ==========



                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)


                    NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                          YEAR ENDED DECEMBER 31, 1998

                                                            GENERAL              LIMITED
                                                            PARTNER             PARTNERS                TOTAL
                                                           ---------          ------------          ------------

Partners' equity/(deficit) at January 1, 1998
   (91,647 Units outstanding)                              $(245,328)         $ 21,596,904          $ 21,351,576

Less: Cash distributions                                     (18,405)           (1,983,240)           (2,001,645)

Add:  Net income                                              10,502             1,039,650             1,050,152
                                                           ---------          ------------          ------------

Partners' equity/(deficit) at December 31, 1998
   (91,647 Units outstanding)                               (253,231)           20,653,314            20,400,083

Less: Cash distributions                                        (796)          (17,944,482)          (17,945,278)

Add:  Net income                                              17,266             1,709,364             1,726,630
                                                           ---------          ------------          ------------

Partners' equity/(deficit) at September 30, 1999
   (91,647 Units outstanding)                              $(236,761)         $  4,418,196          $  4,181,435
                                                           =========          ============          ============





                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           1999             1998
                                                                       ------------      -----------

Operating activities:

   Net income/(loss)                                                   $  1,726,630      $   894,070

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

       Depreciation                                                              --          372,850
       Amortization of deferred expenses                                         --           64,380
       Gain on sale of property                                          (1,320,277)              --
                                                                       ------------      -----------

                                                                            406,353        1,331,300
   Changes in operating assets and liabilities:
       Decrease/(increase) in restricted cash                                63,879           (1,000)
       Decrease/(increase) in other assets                                   77,433         (164,105)
       Increase/(decrease) in accounts payable and accrued
           expenses                                                        (140,331)         165,062
       Increase in accounts payable to affiliates                           236,226           64,062
                                                                       ------------      -----------

             Net cash provided by operating activities                      643,560        1,395,319

Investing activities:

   Proceeds from sales of properties                                     20,172,395               --
   Increase in deferred expenses                                            (22,434)        (103,502)
                                                                       ------------      -----------

             Net cash provided by (used in) investing activities         20,149,961         (103,502)

Financing activities:

   Cash distributed to Partners                                         (17,945,278)      (1,504,586)
                                                                       ------------      -----------

             Net cash used in financing activities                      (17,945,278)      (1,504,586)
                                                                       ------------      -----------

             Net increase (decrease) in cash
                 and cash equivalents                                     2,848,213         (212,769)

             Cash and cash equivalents at
                 beginning of year                                        2,055,017        2,502,844
                                                                       ------------      -----------

             Cash and cash equivalents at
                 end of period                                         $  4,903,260      $ 2,290,075
                                                                       ============      ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION OF PARTNERSHIP

           John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,619 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.      PROPERTY HELD FOR SALE

           During 1998, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties are classified as "Property Held for Sale" as appropriate on the Balance Sheets at December 31, 1998 at their carrying values, which are not in excess of their estimated fair values, less selling costs. Property held for sale consists of commercial real estate as follows:

                                                            December 31, 1998
                                                            -----------------

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

           On July 13, 1999, the Partnership sold the Crossroads Square Shopping Center to a non-affiliated buyer for a net sales price of $8,733,420, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $353,951, representing the difference between the net sales price and the property's carrying value of $9,087,371.

5.      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

           Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                             Nine Months Ended
                                                               September 30,
                                                             1999         1998
                                                           --------     --------
                Reimbursement for operating expenses       $102,692     $ 80,373
                Partnership management fee expense           14,738       48,285
                                                           --------     --------

                                                           $117,430     $128,658
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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

           The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 7. Accordingly, included in the Statements of Operations for the nine months ended September 30, 1999 and 1998 is $170,899 and $72,398, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through September 30, 1999, the Partnership has accrued a total of $435,115 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

6.         FEDERAL INCOME TAXES

           A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                            Nine Months Ended
                                                                              September 30,
                                                                          1999            1998
                                                                      ------------      ---------
                Net income per Statements of Operations               $  1,726,630      $ 894,070
                Add/(deduct):
                               Excess tax loss over book loss
                                 on disposition of assets              (11,492,810)            --
                               Excess of tax depreciation
                                 over book depreciation                   (258,379)      (288,764)
                               Excess of tax amortization
                                 over book amortization                     (6,945)        25,849
                                                                      ------------      ---------
                Net income for federal income tax purposes            $(10,031,504)     $ 631,155
                                                                      ============      =========

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

           The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiffs claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

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

           In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendant's demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. Discovery is nearing an end in that action and trial is scheduled for January 18, 2000.

           The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

           The Partnership has incurred an aggregate of approximately $1,015,000 in legal expenses in connection with these legal proceedings. Of this amount, approximately $580,000 relates to the Partnership's own defense and approximately $435,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

           During August 1998, the General Partner became aware that the Crossroads Square Shopping Center was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner estimated that to remediate the contamination would cost approximately $450,000. The Partnership sold the property on July 13, 1999 to a non-affiliated buyer for a net sales price of $8,733,420 after deductions for commissions and selling expenses incurred in connection with the sale of the property.

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

During the quarter ended September 30, 1999, the Partnership sold the last property in its portfolio. (See "Liquidity and Capital Resources," below.)

IMPACT OF YEAR 2000

The Partnership along with the General Partner is participating in the Year 2000 remediation project of the General Partner's ultimate parent, John Hancock Mutual Life Insurance Company (John Hancock). John Hancock and the Partnership have deployed and are executing a plan to address the impact of the Year 2000 issues that result from computer programs being written using two digits to reflect the year rather than four to define the applicable year and century. Historically, the first two digits were hardcoded to save memory. Many of the Partnership's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in an information technology (IT) system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, cause settlements of trades to fail, lead to incomplete or inaccurate accounting, recording or processing trades in securities, or engage in similar normal business activities. In addition, non-IT systems including, but not limited to, security alarms, elevators and telephones are subject to malfunction due to their dependence on embedded technology such as microcontrollers for proper operation. As described, the Year 2000 project presents a number of challenges for financial institutions since the correction of Year 2000 issues in IT and non-IT systems will be complex and costly for the entire industry.

John Hancock began to address the Year 2000 project as early as 1994. John Hancock's plan to address the Year 2000 Project includes an awareness campaign, an assessment period, a renovation stage, validation work and an implementation of solutions.

The continuous awareness campaign serves several purposes: defining the problem, gaining executive level support and sponsorship, establishing a team and overall strategy, and assessing existing information system management resources, Additionally, the awareness campaign establishes an education process to ensure that all employees are aware of the Year 2000 issue and knowledgeable of their role in securing solutions.

The assessment phase, which was completed for both IT and non-IT systems as of April 1998, included the identifications, inventory, analysis, and prioritization of IT and non-IT systems and processes to determine their conversion or replacement. Those systems, which in the event of a Year 2000 failure would have the greatest impact on operations were deemed to be mission critical and prioritized accordingly. The systems which in the event of a Year 2000 failure would cause minimal disruption to our operations were classified as non-mission critical.

The renovation stage reflects the conversion, validation, replacement, or elimination of selected platforms, applications, databases and utilities, including the modification of applicable interfaces. Additionally, the renovation stage includes performance, functionality, and regression testing and implementation. The renovation phase for mission critical and non-mission critical systems has been completed.

The validation phase consists of the compliance testing of renovated systems. The validation phase for mission critical and non-mission critical systems has been completed. John Hancock will use its testing facilities through the remainder of 1999 to perform special functional testing. Special functional testing includes testing, as required, with material third parties and industry groups and performing reviews of "dry run" of year-end activities.

Finally, the implementation phase involves the actual implementation of converted or replaced platforms, applications, databases, utilities, interfaces, and contingency planning. All mission critical systems and non-mission critical systems have been implemented.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

John Hancock and the Partnership face the risk that one or more of our business partners or customers with whom we have a material relationship will not be able to interact with our systems due to third party's failures to resolve its own Year 2000 issues, including those associated with its own external relationships. We have completed an inventory of third party relationships and prioritized each third party relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical business partners such as banks, financial intermediaries (such as exchanges), mutual fund companies and recordkeepers, IT vendors, telecommunications providers and other utilities, financial market data providers, trading counterparties, depositaries, clearing agencies and clearing houses, we are engaged in discussions with these third parties, and have obtained detailed information as to those parties' Year 2000 plans and state of readiness. Scheduled testing of material relationships with third parties is completed. Testing with other business partners will continue through the year-end, where appropriate. However, there is no guarantee that the system of other companies, upon which our systems rely, will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with our systems would not have a material adverse effect on us.

If John Hancock's, or the Partnership's, Year 2000 issues were unresolved potential consequences would include, among other possibilities, the inability to accurately and timely process claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, customers, regulators and others, as well as business interruptions or shutdowns, including, in the case of third party financial intermediaries such as stock exchanges and clearing agents, failed trade settlements, inability to trade in certain markets and disruption of funding flows; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. John Hancock is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its material business partners and by developing contingency plans. However, John Hancock cannot guarantee that we will be able to resolve all of its Year 2000 Issues. Any critical unresolved Year 2000 issues, however, could have a material adverse effect on the John Hancock's and the Partnership's results of operations, liquidity or financial condition.

John Hancock's contingency planning initiative related to the Year 2000 project is underway. The contingency plans address John Hancock's and the Partnership's readiness as well as that of material business partners on whom we depend. John Hancock's contingency plans are being designed to keep each subsidiary's operations functioning in the event of a failure or delay due to the Year 2000 record format and date calculation changes. Contingency plans were constructed based on the foundation of extensive business resumption plans that John Hancock has maintained and updated periodically, which outline responses to situations that may affect critical business functions. These plans also provide emergency operations guidance, which defines a documented order of actions to respond to problems. These extensive business resumption plans are being enhanced to cover Year 2000 situations. Contingency planning also includes specific plans, staffing, and timelines to carry out proactive assessments and monitoring of equipment and systems on the actual date rollover to Year 2000. John Hancock's millennium rollover plans have been drafted and will continue to be updated through year-end.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the sale of Partnership properties, the dissolution and liquidation of the Partnership, actions that would be taken in the event of lack of liquidity, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, and the impact of inflation.

Forward-looking statements involve numerous known and unknown risks and uncertainties, and they are not guarantees of future performance. The following factors, among others, could cause actual results or performance of the Partnership and future events to differ materially from those expressed or implied in the forward-looking statements: general economic and business conditions; any and all general risks of real estate ownership, including without limitation adverse changes in general economic conditions and adverse local conditions, and other factors detailed from time to time in the filings with the Securities and Exchange Commission.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During the quarter ended September 30, 1999, the Partnership sold the last property in its portfolio, Crossroads Square Shopping Center, on July 13, 1999. The sale of this last remaining property resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the S.E.C.

At September 30, 1999, the Partnership had $4,903,260 in cash and cash equivalents.

The Partnership has established a working capital reserve with a current balance of approximately 5% of the Investors' Invested Capital (defined in the Partnership Agreement). The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

During the nine months ended September 30, 1999, cash from working capital reserves was used for the payment of leasing costs in the amount of $22,434 incurred primarily at the Crossroads Square property. The General Partner estimates that the Partnership will not incur any additional leasing costs during the remainder of 1999.

During the nine months ended September 30, 1999, approximately $6,886 of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The General Partner estimates that the Partnership will not incur any additional non-recurring repair and maintenance expenses during the remainder of 1999. Any additional expenses that may be incurred will be funded from the working capital reserves and are not expected to have a significant impact on the Partnership's liquidity.

Cash in the amount $17,945,278 was distributed to the General Partner and the Limited Partners during the nine months ended September 30, 1999. The amount was $756 less than expected due to an adjustment for the third quarter of 1998. Of this amount, $494,613 was from Distributable Cash from Operations for the quarter ended December 31, 1998 and $17,450,665 was from Distributable Cash from Sales during the nine months ended September 30, 1999. As a result of the disposition by the Partnership of all four of its remaining properties during 1999, the General Partner determined that it was in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, for at least the remaining quarter of 1999, no cash distribution with respect to Distributable Cash from Operations will be made to Investors.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Partnership has incurred approximately $481,000 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $290,000 relates to the Partnership's own defense and approximately $191,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. In addition, the Partnership incurred approximately $534,000 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership. Of this amount, approximately $290,000 relates to the Partnership's own defense and approximately $244,000 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1998 by comparing such value to the respective property's future undiscounted cash flows and the then most recent independent or internal appraisal. No permanent impairment in values existed with respect to the Partnership's properties as of December 31, 1998 and, therefore, no write-downs were recorded. As of September 30, 1999, all four of the Partnership's properties have been sold.

RESULTS OF OPERATIONS

The Partnership generated net income of $1,726,630 for the nine months ended September 30, 1999 as compared to net income of $894,070 for the same period in 1998. This increase is the result of the inclusion of a net non-recurring gain of $1,320,278 from the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties during 1999. Excluding the results of this gain, net income for the nine months ended September 30, 1999 decreased by $487,718, or 55%, as compared to the prior year. This decrease is primarily due to the sales of these four buildings during 1999.

Rental income for the nine months ended September 30, 1999, decreased by $1,022,030, or 54%, as compared to the same period in 1998. This decrease is primarily due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties during 1999.

Interest income for the nine months ended September 30, 1999 increased by $124,900, or 172%, as compared to the same period in 1998. This increase was primarily due to an increase in the balance of the Partnership's working capital reserves, which increased because the Partnership retained a portion of the net sales proceeds from the sales of the Carnegie Center, Marlboro Square and Warner Plaza Properties.

Depreciation expense for the nine months ended September 30, 1999 decreased by $372,850, or 100%, as compared to the same period in 1998. This decrease is due to the reclassification of the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties as "Property Held for Sale" during the third quarter of 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

The Partnership's share of property operating expenses for the nine months ended September 30, 1999 decreased by $115,075, or 46%, as compared to the same period in 1998. This decrease is primarily due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties.

General and administrative expenses for the nine months ended September 30, 1999 increased by $176,440, or 50%, as compared to the same period during 1998. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report. Excluding such legal fees, general and administrative expenses were consistent between periods.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Amortization of deferred expenses for the nine months ended September 30, 1999 decreased by $64,380, or 100%, as compared to the same period in 1998. This decrease is due to reclassifying deferred expenses to "Property Held for Sale" and, accordingly, no longer amortizing such amounts.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased by $33,547, or 69%, for the nine months ended September 30, 1999 as compared to the same period in 1998. This decrease was due to a decline in Cash from Operations between periods primarily resulting from the sale of the four properties in the Partnership during the nine-month period in 1999.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 1999, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 1999.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                          Nine Months Ended
                                                            September 30,
                                                         1999           1998
                                                      ---------      ----------
Net cash provided by operating activities (a)         $ 643,560      $1,395,319
Net change in operating assets and liabilities (a)     (237,207)        (64,019)
                                                      ---------      ----------
Cash provided by operations (a)                         406,353       1,331,300
Increase in working capital reserves                   (406,353)             --
Add:  Accrual basis Partnership
      management fee                                     14,738          48,285
                                                      ---------      ----------
Cash from operations (b)                                 14,738       1,379,585
Decrease in working capital reserves                         --         161,195
Less: Accrual basis Partnership
      management fee                                    (14,738)        (48,285)
                                                      ---------      ----------
Distributable cash from operations (b)                $       0      $1,492,495
                                                      =========      ==========

Allocation to General Partner                         $      --      $   13,313
Allocation to John Hancock Limited Partner                   --              --
Allocation to Investors                                      --       1,479,182
                                                      ---------      ----------
Distributable cash from operations (b)                $      --      $1,479,495
                                                      =========      ==========

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW (CONTINUED)

During the fourth quarter of 1999, the Partnership expects to make a cash distribution in the amount of $2,129,367 to all investors of record at November 15, 1999, representing a portion of cash previously withheld from net sales proceeds of several properties. This amount will be distributed in accordance with the Partnership Agreement and will be allocated as follows:

                                                          Distributable Cash
                                                       From Sales or Financings
                                                       ------------------------

         Investors                                            $1,924,587
         John Hancock Limited Partner                            204,780
         General Partner                                              --
                                                              ----------
         Total                                                $2,129,367
                                                              ==========


The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, for at least the remaining quarter of 1999, no cash distributions with respect to Distributable Cash from Operations will be made to the Limited Partners. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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

            The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement which was preliminarily approved by the court on November 10, 1999. The settlement is subject to final court approval at a hearing scheduled for December 22, 1999. Under the terms of the settlement, the defendants will guarantee certain minimum returns to class members on their investments and will pay fees and expenses for class counsel in an amount to be determined by the court up to $1.5 million.

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

            In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. Discovery is nearing an end in that action and trial is scheduled for January 18, 2000.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                     PART II: OTHER INFORMATION (CONTINUED)


ITEM 2. CHANGES IN SECURITIES

        There were no changes in securities during the third quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the third quarter of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 1999

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits to this report.
        (b) A Report on Form 8-K was filed during the third quarter of 1999.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 1999.


                                    John Hancock Realty Income Fund
                                    Limited Partnership


                                    By: John Hancock Realty Equities, Inc.,
                                        General Partner


                                        By: /s/ John M. Garrison
                                            ------------------------------------
                                            John M. Garrison, President


                                        By: /s/ Virginia H. Lomasney
                                            ------------------------------------
                                            Virginia H. Lomasney, Treasurer
                                            (Chief Accounting Officer)