Form 10-K
period 1999-12-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 2000-03-30
CIK 795196

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED    December 31, 1999
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM   N/A
                                ------------------------------------------------

COMMISSION FILE NUMBER           0-15680
                       ---------------------------------------------------------

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Massachusetts                                     04-2921566
---------------------------------------           -----------------------------------
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

    200 Clarendon Street, Boston, MA                              02116
---------------------------------------            -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (800) 722-5457
                                                    ----------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

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

                          Yes  X        No
                             -----         ------
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

                         Exhibit Index on Pages 17 - 21

                                TABLE OF CONTENTS

                                     PART I


     Item 1       Business                                                           3
     Item 2       Properties                                                         5
     Item 3       Legal Proceedings                                                  5
     Item 4       Submission of Matters to a Vote
                    of Security Holders                                              6


                                     PART II


     Item 5       Market for the Partnership's Securities and Related
                    Security Holder Matters                                          6
     Item 6       Selected Financial Data                                            7
     Item 7       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              7
     Item 8       Financial Statements and Supplementary Data                       12
     Item 9       Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                          12


                                    PART III


     Item 10      Directors and Executive Officers of the Registrant                13
     Item 11      Executive Compensation                                            15
     Item 12      Security Ownership of Certain Beneficial Owners
                    and Management                                                  15
     Item 13      Certain Relationships and Related Transactions                    15


                                     PART IV


     Item 14      Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                             17

                  Signatures                                                        22

                                     PART I

ITEM 1 -- BUSINESS

The Registrant, John Hancock Realty Income Fund Limited Partnership (the "Partnership"), is a limited partnership organized on June 12, 1986 under the Massachusetts Uniform Limited Partnership Act. As of December 31, 1999, the partners in the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"), and 3,712 Investor Limited Partners (the "Investors") owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000 representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. During the offering period, the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the sale of up to 100,000 Units of Investor Limited Partnership Interests.

The Units were offered and sold to the public during the period from September 9, 1986 to September 9, 1987, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The Partnership sold the Units for $500 per Unit. No established public market exists on which the Units may be traded.

The Partnership was engaged in the business of acquiring, improving, holding for investment and disposing of existing, income-producing, commercial and industrial properties on an all-cash basis, free and clear of mortgage indebtedness. Although the Partnership's properties were acquired and are held free and clear of mortgage indebtedness, the Partnership had the ability to incur mortgage indebtedness on its properties under certain circumstances, as specified in the Partnership Agreement.

The latest date on which the Partnership is due to terminate is December 31, 2016, unless it is sooner terminated in accordance with the terms of the Partnership Agreement. It is expected that in the ordinary course of the Partnership's business, the properties of the Partnership will be disposed of, and the Partnership terminated, before December 31, 2016. As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 1999 the Partnership sold the last four properties in its portfolio resulting in the termination of the operations of the Partnership. The Partnership will be dissolved, in accordance with the terms of the Partnership Agreement as soon as reasonably practicable.

The Partnership's equity real estate investments were subject to various risk factors. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If any such substances were found in or on any property previously owned by the Partnership, the Partnership could be exposed to liability and be required to incur substantial remediation costs.

On February 17, 1987, the Partnership acquired the Marlboro Square Shopping Center property (Marlboro Square), a neighborhood shopping center located in Marlboro, Massachusetts. Market conditions in Marlboro weakened since the Partnership acquired the property and remained depressed. An excess of supply over demand for retail space resulted in continued high vacancy rates and competitive pricing for available space in the Marlboro area. The General Partner anticipated that vacancy rates for retail space in the Marlboro, Massachusetts area would persist based upon both the lack of demand and the amount of available retail space in the area. Given the existing supply and demand conditions in the Marlboro area, the General Partner's projection of future leasing activity and the projected capital requirements of the property, the General Partner listed Marlboro Square for sale during September 1998 because it did not believe that the property would be likely to appreciate in value during the foreseeable future. On March 17, 1999, the Partnership sold Marlboro Square to a non-affiliated buyer and received net sales proceeds of $1,131,999. During May 1999, the Partnership distributed $956,795 of the net sales proceeds, of which $824,823 was distributed to the Investors and $131,972 was distributed to the John Hancock Limited Partner. The Partnership retained $175,204 in working capital reserves. This amount was subsequently distributed during November 1999 of which $151,038 was distributed to the Investors and $24,166 was distributed to the John Hancock Limited Partner.

On November 20, 1987, the Partnership acquired the Crossroads Square Shopping Center, a neighborhood shopping center located in Jacksonville, Florida. During August 1998, the General Partner listed Crossroads Square for sale based upon the then existing real estate market conditions in the Jacksonville, Florida area, where the Crossroads Square is located, and the property's projected income performance. Subsequent to listing Crossroads Square for sale, the General Partner became aware that the property was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner estimated that to remediate the contamination would cost approximately $450,000. On July 13, 1999, the Partnership sold Crossroads Square to a non-affiliated buyer and received net proceeds of $8,733,420. The sale was not contingent upon the environmental issues, the costs of which were factored into the purchase price by the buyer. The General Partner has no reason to believe, as of the date of this report, that the Partnership will be held responsible for any further environmental costs associated with this property. No assurances can be given that no environmental liabilities will arise in the future. During August 1999 the Partnership distributed $6,873,525 of the net sales proceeds to the Investors. During November 1999 an additional $644,716 of the net sales proceeds were distributed to the Investors. The Partnership retained $1,215,179 in working capital reserves.

On February 25, 1988, the Partnership acquired the Warner Plaza Shopping Center ("Warner Plaza"), a neighborhood shopping center located in Chandler, Arizona. The Partnership acquired Warner Plaza exclusive of areas totaling 55,562 rentable square feet owned by a non-affiliate of the Partnership. Real estate market conditions declined in the Chandler area after the Partnership acquired the property. However, steady population growth in the Chandler area over the past few years had increased demand for available retail space and stimulated the development of new retail space. Given these market conditions and the status of the property, the General Partner listed the Warner Plaza for sale during June 1998. On March 18, 1999, the Partnership sold Warner Plaza to a non-affiliated buyer and received net sales proceeds of $6,210,535. During May 1999, Partnership distributed $5,528,147 of the net sales proceeds of which $4,765,644 was distributed to the Investors and $762,503 was distributed to the John Hancock Limited Partner. The Partnership retained $682,388 in working capital reserves. This amount was subsequently distributed during November 1999 of which $588,266 was distributed to the Investors and $94,122 was distributed to the John Hancock Limited Partner.

On December 22, 1987, the Partnership acquired the Carnegie Center, a multi-tenant office/industrial facility located in Cincinnati, Ohio. After the Partnership acquired the Carnegie Center, the Cincinnati industrial real estate market experienced an oversupply of office/industrial space that resulted in a decline in rental rates and an increase in vacancy rates. After late in 1994 the property's occupancy gradually improved. Given the existing status of the property, the projected future capital requirements necessary for the property to maintain its competitive position within the market and the existing conditions in the Cincinnati real estate market, the General Partner listed the Carnegie Center for sale during July 1998. On January 7, 1999, the Partnership sold the Carnegie Center to a non-affiliated buyer and received net sales proceeds of $4,096,441. During February 1999, the Partnership distributed $4,092,955 of the net sales proceeds, of which $3,528,410 was distributed to the Investors, and $564,545 was distributed to the John Hancock Limited Partner. The Partnership retained $3,486 in working capital reserves. This amount was subsequently distributed during November 1999, of which $3,004 was distributed to the Investors and $481 was distributed to the John Hancock Limited Partner.

On October 24, 1986, the Partnership acquired the 1300 North Dutton Avenue property, an office/industrial facility located in Santa Rosa, California. Due to the then existing favorable market conditions in the Santa Rosa, California area, the General Partner listed the property for sale during October 1996. On September 29, 1997, the Partnership sold the property to a non-affiliated buyer and received net sales proceeds of $2,673,278. During November 1997, the Partnership distributed $2,126,210 of the net sales proceeds, of which $1,832,940 was distributed to the Investors, and $293,270 was distributed to the John Hancock Limited Partner. The Partnership retained $547,068 in working capital reserves. This amount was subsequently distributed during November 1999, of which $471,610 was distributed to the Investors and $75,458 was distributed to the John Hancock Limited Partner.

On September 13, 1988, the Partnership acquired the J.C. Penney Credit Operations Center, an office/service center located in Albuquerque, New Mexico and 100% occupied by J.C. Penney. The General Partner listed the J.C. Penney Credit Operations Center for sale during July 1995 based upon then existing favorable real estate market conditions in Albuquerque, New Mexico. On December 29, 1995, the Partnership sold the J.C. Penney Credit Operations Center to a non-affiliated buyer and received net sales proceeds of $5,392,032. During February 1996, the Partnership distributed $5,315,526 of the net sales proceeds, of which $4,582,350 was distributed to the Investors, and $733,176 was distributed to the John Hancock Limited Partner. The Partnership retained $76,506 in working capital reserves. This amount was subsequently distributed during November 1999, of which $65,953 was distributed to the Investors and $10,553 was distributed to the John Hancock Limited Partner.

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

ITEM 2 -- PROPERTIES

At December 31, 1999, the Partnership held no properties in its portfolio.

ITEM 3 -- LEGAL PROCEEDINGS

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

The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminarily approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court of $1.5 million. Payments under the settlement agreement will have no financial impact on the Partnership.

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

In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 additional claims for tortious interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF-II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership has commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial are without merit and seeking to bar the plaintiff from attempting to assert those claims at a later date. The parties commenced settlement discussions, which resulted in a settlement agreement on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

There are no other material pending legal proceedings, other than routine litigation incidental to the business of the Partnership to which the Partnership or to which any of its assets is subject.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders of the Partnership during the fourth quarter of 1999.

                                     PART II

ITEM 5 -- MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

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

(b)  NUMBER OF SECURITY HOLDERS

                                                Number of             Number of Units
                                          record holders as of       outstanding as of
       Title of Class                       December 31, 1999        December 31, 1999
       --------------                       -----------------        -----------------
       Units of Investor Limited
       Partnership Interests                        3,615                    91,647

(c)  DIVIDEND HISTORY AND RESTRICTIONS

During the fiscal year ended December 31, 1999, the Partnership distributed cash in the aggregate amount of $20,074,644 to the Partners. Of this amount, $493,854 was generated from Distributable Cash from Operations, and $19,580,790 was generated from Distributable Cash from Sales or Financings (defined in the Partnership Agreement). These amounts were distributed in accordance with the Partnership Agreement. During the fiscal year ended December 31, 1998, the Partnership distributed cash in the amount of $2,001,645 to the Partners. All of this amount was generated from Distributable Cash from Operations (defined in the Partnership Agreement).

The following table reflects aggregate cash distributions with respect to Distributable Cash from Operations and Distributable Cash from Sales or Financings made during 1998 and 1999:

                                                                         Amount Paid to
           Date of                  Amount of        Amount Paid to       John Hancock         Amount Paid         Distribution
        Distribution              Distribution       General Partner     Limited Partner      to Investors           Per Unit
--------------------------       -------------       ---------------   -----------------      -------------        ------------
     February 13, 1998              $509,151            $5,092         $           --             $504,059             $5.50
     May 15, 1998                    498,041             4,980                     --              493,061              5.38
     August 14, 1998                 497,396             4,335                     --              493,061              5.38
     November 13, 1998               497,057             3,998                     --              493,060              5.38
     February 12, 1999*            4,586,810               795                564,545            4,021,470             43.88
     May 14, 1999*                 6,484,942                --                894,475            5,590,467             61.00
     August 13, 1999*              6,873,525                --                     --            6,873,525             75.00
     November 15, 1999*            2,129,367                --                204,780            1,924,587             21.00

     * Includes Distributable Cash from Sales or Financings

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations pertaining to 1999 were made to the Limited Partners. All distributions represent Distributable Cash from Sales. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and, as soon as reasonable practicable, dissolution of the Partnership.

ITEM 6 -- SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results for the five-year period ended December 31, 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Notes thereto, which are included in Items 7 and 8, respectively, of this Report.

                                                                          Years Ended December 31,
                                                  1999            1998              1997               1996               1995
                                                  ----            ----              ----               ----               ----
Rental income ..............................  $    886,432    $  2,544,074      $  2,861,166       $  2,614,989       $  3,065,751
Interest income ............................       246,789         100,005           107,469            171,767            173,286
(Loss)/gain on sale of property ............     1,320,277              --            (5,321)                --            128,539
Property write-downs .......................            --              --          (668,520)        (1,907,093)                --
Net income/(loss) ..........................     1,403,520       1,050,152           636,383           (851,115)         1,551,706
Net income/(loss) per Unit(b) ..............         13.19           11.53             8.41               (5.60)             17.42
Ordinary tax income/(loss)(a) ..............    (8,052,297)        761,396         1,167,990          1,130,346          1,480,158
Ordinary tax income/(loss) per Unit (b) ....        (92.52)           8.68             13.33              12.74              16.80
Cash distribution per Unit from
    operations .............................          5.38           21.64             22.52              23.44              25.00
Distributable cash from sales
    or financings ..........................    19,580,790              --         2,126,210                 --          5,315,526
Cash distribution per Unit from sales or
    Financings .............................        195.50              --             20.00              50.00                 --
Cash and cash equivalents at
    December 31 ............................     2,476,260       2,055,017         2,502,844          2,197,847          8,397,420
Total assets at December 31 ................     2,476,260      21,026,013        21,765,879         25,375,190         33,605,444

(a) The ordinary tax income (loss) for the Partnership was allocated as follows:

                                                                  Years Ended December 31,
                                       1999             1998              1997              1996              1995
                                       ----             ----              ----              ----              ----
General Partner ................  $   (80,523)      $     7,614       $    11,680       $    11,303       $    14,802
John Hancock Limited Partner ...      506,967           (41,901)          (65,297)          (48,543)          (74,321)
Investors ......................   (8,478,741)          795,683         1,221,607         1,167,586         1,539,677
                                  -----------       -----------       -----------       -----------       -----------
    Total ......................  $(8,052,297)      $   761,396       $ 1,167,990       $ 1,130,346       $ 1,480,158
                                  ===========       ===========       ===========       ===========       ===========

(b) The ordinary tax income per Unit as presented was computed by dividing the Investors' share of ordinary tax income by the number of Units outstanding at December 31, 1999, 1998, 1997, 1996 and 1995, respectively. The actual ordinary tax income/(loss) per Unit has not been presented because the actual ordinary tax income/(loss) is allocated between tax-exempt and tax-paying entities based upon the respective number of Units held by each group at December 31, 1999, 1998, 1997, 1996 and 1995.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000

The Partnership participated in the Year 2000 remediation project of its parent, John Hancock Life Insurance Company (John Hancock). By late 1999, John Hancock and the Partnership completed their Year 2000 readiness plan to address issues that could result from computer programs written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, John Hancock and the Partnership were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the date rollover to the year 2000, John Hancock and the Partnership implemented and monitored their millennium rollover plan and conducted business as usual on Monday, January 3, 2000.

Since January 3, 2000, the information systems, including mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, as of the date of this report neither John Hancock nor the Partnership have reason to expect any such issues.

FORWARD-LOOKING STATEMENTS

In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the sale of Partnership properties, the dissolution and liquidation of the Partnership, actions that would be taken in the event of lack of liquidity, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, the impact of the year 2000 on computer systems and the impact of inflation.

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

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership sold the last property in its portfolio, Crossroads Square Shopping Center, on July 13, 1999. The sale of this last remaining property resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement as soon as reasonably practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be canceled and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At December 31, 1999, the Partnership had $2,476,260 in cash and cash equivalents. Cash and cash equivalents increased by $421,243 from 1998. This increase occurred because the Partnership retained a portion of net sales proceeds in working capital reserves as permitted by the Partnership Agreement.

The Partnership's working capital reserve has a current balance of approximately $1,729,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirement as the Partnership business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

During 1999, cash from working capital reserves in the aggregate amount of $22,434 was used for the payment of leasing costs incurred at the Crossroads Square, and Warner Plaza properties. The Partnership will not incur any leasing costs during 2000.

During the years ended December 31, 1999 and 1998, approximately $6,886 and $92,000, respectively, of cash from operations was used to fund non-recurring maintenance and repair expenses incurred at the Partnership's properties. The Partnership will not incur any non-recurring maintenance and repair expenses during 2000.

The Partnership has incurred approximately $525,246 in legal expenses in connection with the class action lawsuit (see Part I, Item 3 of this Report). Of this amount, approximately $315,147 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. In addition, the Partnership incurred approximately $834,663 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership (see Part I, Item 3 of this Report). Of this amount, approximately $509,901 relates to the Partnership's own defense and approximately $324,762 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

At the present time, the General Partner cannot estimate the aggregate amount of legal expenses and indemnification claims to be incurred and their impact on the Partnership's future operations, winding down and distributions. Liquidity would, however, be materially adversely affected by a significant increase in such legal expenses and related indemnification costs. If such increases were to occur, to the extent that cash from operations and the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

Cash in the amount of $20,074,644 was distributed to the General Partner and the Limited Partners during 1999. The amount was $756 less than expected due to an adjustment for the third quarter of 1998. Of this distribution amount, $494,854 was from Distributable Cash from Operations for the quarter ended December 31, 1998 and $19,580,790 was from Distributable Cash from Sales during 1999. As a result of the disposition by the Partnership of all four of its remaining properties during 1999, the General Partner determined that it was in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, for 1999, no cash distributions with respect to Distributable Cash from Operations were made to Investors.

The General Partner evaluated the carrying value of each of the Partnership's properties as of December 31, 1998 by comparing such value to the respective property's future undiscounted cash flows and the then most recent internal appraisal. No impairment in values exists with respect to the Partnership's properties as of December 31, 1998 and, therefore no write-downs were recorded. As of December 31, 1999, all of the properties in the Partnership have been sold.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Average occupancy for the Partnership's properties was as follows:

                                                        Years ended December 31,
                                                    1999*              1998             1997
                                                    -----              ----             ----
     Marlboro Square Shopping Center                 N/A                62%              65%
     Crossroads Square Shopping Center               N/A                95%              95%
     Carnegie Center Office/Industrial               N/A                73%              68%
     Warner Plaza Shopping Center                    N/A                96%              99%

         *As of December 31, 1999, all of the Partnership's properties had been sold.

RESULTS OF OPERATIONS -- 1999 COMPARED WITH 1998

Net income for 1999 was $1,403,520 as compared to $1,050,152 in 1998. The 1999 results include a net non-recurring gain of $1,320,277 resulting from the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties. Excluding the results of this gain, net income decreased by $966,909, or 92%, during 1999 as compared to 1998. This decrease is primarily due to the sales of these four buildings during 1999.

Rental income for 1999 decreased by $1,657,642, or 65%, as compared to 1998. This decrease is primarily due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties during 1999.

Interest income for the year ended December 31, 1999 increased by $146,784, or 147% as compared to 1998. This increase is primarily due to an increase in working capital reserves, which increased because the Partnership retained a portion of the net sales proceeds from the sales of the Marlboro Square, Warner Plaza and Crossroads Square properties.

Depreciation expense for 1999 decreased by $372,850, or 100%, as compared to 1998. This decrease is due to the reclassification of the Crossroads Square, Warner Plaza, Carnegie Center and Marlboro Square properties as "Property Held for Sale" during 1998. Accordingly, no depreciation has been recorded on these properties since the time that they were listed for sale.

The Partnership's share of property operating expenses for 1999 decreased by $257,803, or 65%, as compared to 1998. This decrease is primarily due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square Properties.

General and administrative expenses increased during 1999 by $200,684, or 28%, as compared to the 1998. This increase is primarily due to an increase in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 3 of Part I of this Report.

Amortization of deferred expenses for 1999 decreased by $63,358, or 100%, as compared to 1998. This decrease is due to reclassifying deferred expenses to "Property Held for Sale" and, accordingly, no longer amortizing such amounts.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased during 1999 by $50,622, or 94%, as compared to the same period in 1998. This decrease was due to a decline in Cash from Operations between periods which resulted from the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties as well as from an increase in general and administrative expenses between periods.

RESULTS OF OPERATIONS -- 1998 COMPARED WITH 1997

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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1998 COMPARED WITH 1997 (CONTINUED)

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

Interest income for the year ended December 31, 1998 decreased by $7,464, or 7% as compared to 1997. This decrease is primarily due to a decrease in working capital reserves, which declined due to an increase in general and administrative expenses.

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

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- 1998 COMPARED WITH 1997 (CONTINUED)

During 1997, the General Partner determined that the value of the Marlboro Square property had been impaired. As a result, the Partnership reduced the carrying amount of the property by $668,520 and this amount was charged directly to operations.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the last three fiscal years, and the General Partner anticipates that inflation will not have a significant impact during 2000.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations, which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                             Years Ended December 31,
                                                 1999            1998              1997              1996              1995
                                                 ----            ----              ----              ----              ----
Net cash provided by
    operating activities (a) .........      $   345,926       $ 1,705,891       $ 2,066,766       $ 2,239,462       $ 2,431,249
Net change in operating assets
    and liabilities (a) ..............         (262,683)         (219,531)           45,830          (201,460)           77,507
                                            -----------       -----------       -----------       -----------       -----------
Cash provided by operations (a) ......           83,243         1,486,360         2,112,596         2,038,002         2,508,756
Increase in working capital reserves .          (83,243)               --           (39,893)               --          (194,438)
Add:    Accrual basis Partnership
          management fee .............            3,019            53,641            75,176            76,619            83,939
                                            -----------       -----------       -----------       -----------       -----------
Cash from operations (b) .............            3,019         1,540,001         2,147,879         2,114,621         2,398,257
Decrease in working capital reserves .               --           500,747                --            74,507                --
Less:   Accrual basis Partnership
          management fee .............           (3,019)          (53,641)          (75,176)          (76,619)          (83,939)
                                            -----------       -----------       -----------       -----------       -----------
Distributable cash from operations (b)      $         0       $ 1,987,107       $ 2,072,703       $ 2,112,509       $ 2,314,318
                                            ===========       ===========       ===========       ===========       ===========

Allocation to General Partner ........      $        --       $    14,864       $    20,727       $    21,125       $    23,143
Allocation to John Hancock
    Limited Partner ..................               --                --                --                --                --
Allocation to Investors ..............               --         1,972,243         2,051,976         2,091,384         2,291,175
                                            -----------       -----------       -----------       -----------       -----------
Distributable cash from operations (b)      $        --       $ 1,987,107       $ 2,072,703       $ 2,112,509       $ 2,314,318
                                            ===========       ===========       ===========       ===========       ===========

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item appears beginning on page F-1 of this Report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events requiring disclosure under this Item have occurred.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

(a-b)  IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

By virtue of its organization as a limited partnership, the Partnership has no directors or executive officers. As indicated in Item 1 of this Report, the General Partner of the Partnership is John Hancock Realty Equities, Inc., a Delaware corporation. Pursuant to the terms of the Partnership Agreement, the General Partner is solely responsible for the management of the Partnership's business. The names and ages of the directors and executive officers of the General Partner at December 31, 1999 were as follows:

                  Name                          Title                            Age
               ----------                   -------------                      -------
         John M. Garrison            President and Director                       49
         Malcolm G. Pittman, III     Director                                     48
         Susan M. Shephard           Director                                     47
         Virginia H. Lomasney        Treasurer (Chief Accounting Officer)         38

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

             Name                                               Title                                                   Age
           --------                                           ---------                                               -------
    Edward P. Dowd                                   Senior Vice President of                                            57
                                                     John Hancock's Real Estate
                                                     Investment Group

    John M. Garrison                                 Senior Investment Officer of John                                   49
                                                     Hancock's Real Estate Investment
                                                     Group, President of John Hancock
                                                     Realty Equities, Inc.

    John M. Nagle                                    Senior Investment Officer of                                        49
                                                     John Hancock's Real Estate
                                                     Investment Group, Vice President of
                                                     John Hancock Realty Equities, Inc.

(d)  FAMILY RELATIONSHIPS

There exist no family relationships among any of the foregoing directors or officers of the General Partner.

(e)  BUSINESS EXPERIENCE

John M. Garrison (age 49) joined John Hancock in 1995 as an Investment Officer. He has been President and a Director of the General Partner, Hancock Realty Investors Incorporated and John Hancock Property Investors Corp. since July 1999. His term as Director of the General Partner expires in May 2000. Mr. Garrison has been a Senior Investment Officer of John Hancock since November 1999. Prior to joining John Hancock, he held a number of positions with the Metropolitan Life Real Estate Investment Group. He holds an M.B.A. from Yale University and a B.A. from Hamilton College.

Malcolm G. Pittman III (age 48) joined John Hancock in 1986 as an Assistant Counsel. He has been a Director of the General Partner since November 1991. His term as a Director of the General Partner expires in May 2000. Mr. Pittman has been a Counsel of John Hancock's Real Estate Law Division since 1993. From 1989 to 1993, he was an Associate Counsel of John Hancock. He holds a J.D. from Yale Law School and a B.A. from Oberlin College.

Susan M. Shephard (age 47) joined John Hancock in 1985 as an Attorney. She has been a Director of the General Partner since November 1991. Her term as a Director of the General Partner expires in May 2000. Ms. Shephard has been a Mortgage Investment Officer of John Hancock since 1991. From 1988 to 1991, she was an Associate Counsel of John Hancock and from 1987 to 1988, she was an Assistant Counsel of John Hancock. She holds a J.D. from Georgetown University Law Center and a B.A. from the University of Rhode Island.

Virginia H. Lomasney (age 38) joined John Hancock in 1983. She was appointed Treasurer of the General Partner effective March 25, 1999. Ms. Lomasney has been an Associate Investment Officer of John Hancock since 1993. She holds an M.B.A. from Bentley College and a B.S. from Boston University.

John M. Nagle (age 49) joined John Hancock in 1979. He has been Vice President of the General Partner, John Hancock Realty Services Corp. and Hancock Realty Investors Incorporated since July 1999. Mr. Nagle has been a Senior Investment Officer of John Hancock since 1987. From 1991 through 1993 he was Vice President of Hancock Realty Investors Incorporated. He holds an M.B.A. and a B.B.A. from the University of Massachusetts at Amherst.

Edward P. Dowd (age 57) joined John Hancock in 1970. He has been a Director of Hancock Realty Investors, Incorporated since 1991, and a Director of John Hancock Realty Services Corp. and subsidiaries and John Hancock Property Investors Corp. since 1987. Mr. Dowd has been a Senior Vice President of John Hancock since 1991. From 1989 to 1990, he was a Vice President of John Hancock and from 1986 to 1989, he was a Second Vice President of John Hancock. Prior to that time, he held a number of positions including Senior Real Estate Investment Officer and Real Estate Investment Officer of John Hancock. From July 1982 to May 1986, Mr. Dowd was President of the General Partner. He holds an A.B. from Boston College.

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

To the Partnership's knowledge, no officer or director of the General Partner has or had an ownership interest in the Partnership at any time during the 1999 fiscal year or as of the date hereof. In addition, to the Partnership's knowledge, the Commonwealth of Massachusetts Pension Reserve Investment Trust Fund, the only greater than ten percent holder of the Units, was not required to file any reports relating to Section 16(a) filing requirements during the 1999 fiscal year.

ITEM 11 -- EXECUTIVE COMPENSATION

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

Compensation Committee Interlocks and Insider Participation:

The Partnership did not have a Compensation Committee in 1999 and does not currently have such a committee. During the 1999 fiscal year, no current or former officer or employee of the General Partner or its Affiliates participated in deliberations regarding the General Partner's or its Affiliates' compensation as it relates to the Partnership.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       No person or group, including the General Partner, is known by the General Partner to own beneficially more than 5% of the Partnership's 91,647 outstanding Units as of December 31, 1999, except as follows:

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

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Note 5 of the Notes to the Financial Statements included in Item 8 of this Report for a description of certain transactions and related amounts paid by the Partnership to the General Partner and its Affiliates (as defined in the Partnership Agreement) during the years ended 1999, 1998 and 1997.

In accordance with the terms of the Partnership Agreement, the General Partner and/or its Affiliates are entitled to the following types of compensation, fees, profits/(losses), expense reimbursements and distributions:

The General Partner shall receive a Partnership Management Fee (defined in the Partnership Agreement) for managing the normal operations of the Partnership in an amount equal to 3.5% of cash flow from operations. The General Partner was paid a Partnership Management Fee totaling, $3,019, $53,641 and $75,176 during the years ended December 31, 1999, 1998 and 1997, respectively.

An Affiliate of the General Partner is entitled to receive a Property Management Fee (defined in the Partnership Agreement) for providing property management services to the Partnership's properties. The Partnership is obligated to pay a fee equal to the amount customarily charged in arms-length transactions by other entities rendering services in an area where the Partnership's properties are located, but in no event may such fees exceed 6% of the gross receipts of any property under management. To date, no Affiliate of the General Partner has provided property management services to the Partnership's properties; therefore, the Partnership did not pay any such fees during the years ended December 31, 1999, 1998 or 1997.

The General Partner and its Affiliates are entitled to receive reimbursement for expenses relating to the administrative services necessary to the prudent operation of the Partnership, such as legal, accounting, computer, transfer agent and other services. The amounts charged to the Partnership for such administrative services may not exceed the lesser of the General Partner's or such Affiliates' costs or 90% of those which the Partnership would be required to pay to independent parties for comparable services in the same or comparable geographic locations. The Partnership reimbursed the General Partner for $290,965, $250,276 and $252,103 of such expenses during the years ended December 31, 1999, 1998 and 1997, respectively.

Upon disposition of any property, the General Partner is entitled to a Subordinated Disposition Fee (defined in the Partnership Agreement) in the amount of 3% of the sales price of each property sold. However, no such Subordinated Disposition Fees may be paid to the General Partner unless and until the Investors and the John Hancock Limited Partner have received a return of their total Invested Capital (defined in the Partnership Agreement) plus the Cumulative Return on Investment (defined in the Partnership Agreement) of 12% per annum for all fiscal years ended prior to the date of payment. Such Subordinated Disposition Fees may not exceed 50% of the competitive real estate commission in the area where the property is located or, together with any other brokerage commission payable to or by any other person, exceed 6% of the contract sales price of such property. The Partnership did not pay any such fees to the General Partner during the years ended December 31, 1999, 1998 or 1997.

A share of the Partnership's Distributable Cash from Operations (defined in the Partnership Agreement) may be distributed to the General Partner and the John Hancock Limited Partner. Distributable Cash from Operations is distributable 1% to the General Partner and the remaining 99% among the Investors, the General Partner and the John Hancock Limited Partner, in accordance with Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The General Partner's Share of Distributable Cash from Operations was $0, $14,864 and $20,727 for the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the John Hancock Limited Partner was not entitled to receive any such distributions during the 1999, 1998 and 1997 fiscal years.

A share of Cash from Sales or Financings (defined in the Partnership Agreement) may be distributable to the General Partner and the John Hancock Limited Partner. Cash from Sales or Financings are distributable in accordance with
Section 8 of the Partnership Agreement (described more fully in Note 3 to the Financial Statements included in Item 8 of this Report). The John Hancock Limited Partner's share of Cash from Sales or Financings was $1,663,800, $0 and $293,270 during the years ended December 31, 1999, 1998 and 1997, respectively. In accordance with the Partnership Agreement, the General Partner was not entitled to receive any such distributions during the years ended 1999, 1998 or 1997.

A share of the Partnership's profits or losses for tax purposes (defined in the Partnership Agreement) is allocable to the General Partner and the John Hancock Limited Partner. Such allocation generally approximates, insofar as practicable, their percentage share of Distributable Cash from Operations and of Cash from Sales or Financings. The General Partner is generally allocated 1% of the Partnership's losses for tax purposes, while the John Hancock Limited Partner is allocated tax losses associated with the Partnership's sales commissions funded by the John Hancock Limited Partner's Capital Contributions. The General Partner's share of such profits or losses, were losses of $80,523 during the year ended December 31, 1999 and profits of $7,614 and $11,680 during the years ended December 31, 1998 and 1997, respectively. The John Hancock Limited Partner's share of such profits or losses were profits of $506,967 during the year ended December 31, 1999 and losses of $41,901 and $65,297 during the years ended December 31, 1998 and 1997, respectively.

The following table reflects compensation, fees, profits/(losses), expense reimbursements or distributions from the Partnership to the General Partner and/or its Affiliates:

                                                      Years Ended December 31,
                                               1999              1998            1997
                                             --------          --------        --------
Partnership management
   fee expense ......................      $     3,019       $    53,641      $    75,176
Reimbursement for operating
   expenses .........................          290,965           250,276          252,103
General Partner's share of
   Distributable Cash from Operations               --            14,864           20,727
John Hancock Limited Partner's share
   of Cash from Sales or Financings .        1,663,800                --          293,270
General Partner's share of profits/
   (losses) for tax purposes ........          (80,253)            7,614           11,680
John Hancock Limited Partner's share
   of profits/(losses) for tax
   purposes .........................          506,967           (41,901)         (65,297)


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

The General Partner believes that this indemnification applies to costs incurred in the legal proceedings described in Item 3 of Part I of this Report. Accordingly, the Partnership indemnified the General Partner and its Affiliates for costs of $250,183, $189,111 and $54,092 relating to such legal proceedings in the years ended December 31, 1999, 1998 and 1997, respectively.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) and (2)   --  Listed on Index to Financial Statements and Financial
                           Statement Schedules.

         (3)           --  Listing of Exhibits

    EXHIBIT NUMBER                                                                        PAGE NUMBER OR
         UNDER                                                                           INCORPORATION BY
    REGULATION S-K                 DESCRIPTION                                               REFERENCE
  ------------------             ---------------                                        -------------------
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

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)

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

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)

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

         10.4         Documents relating to
                      Marlboro Square Shopping Center

              (a)     Agreement of Purchase and Sale                                    Exhibit 10.4(a) to
                      dated January 17, 1987, between                                   the Post-Effective
                      Marlborough GLR Realty Trust                                      Amendment No. 2 to
                      and John Hancock Realty Equities,                                 the Partnership's Form S-11
                      Inc.*                                                             Registration Statement
                                                                                        (File 33-6451)

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

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)

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


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           (CONTINUED)

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

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)    Exhibits - See Item 14 (a) (3) of this Report.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this Report commencing on Page F-15.

---------------------
     +Filed herewith
     *Incorporated by reference

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


                                     JOHN HANCOCK REALTY INCOME FUND
                                     LIMITED PARTNERSHIP


                                     By:  John Hancock Realty Equities, Inc.
                                          General Partner


                                     By:  /s/ John M. Garrison
                                          -----------------------------------
                                          John M. Garrison, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2000.

           Signatures                                  Title
         --------------                              ---------

      /s/ John M. Garrison             President (Principal Executive Officer) and
-------------------------------------  Director of John Hancock Realty Equities,
          John M. Garrison             Inc. (General Partner of Registrant)





     /s/ Virginia H. Lomasney          Treasurer (Chief Accounting Officer) of
-------------------------------------  John Hancock Realty Equities, Inc.
         Virginia H. Lomasney          (General Partner of Registrant)





   /s/ Malcolm G. Pittman, III         Director of John Hancock Realty Equities,
-------------------------------------  Inc. (General Partner of Registrant)
       Malcolm G. Pittman, III




      /s/ Susan M. Shephard            Director of John Hancock Realty Equities,
-------------------------------------  Inc. (General Partner of Registrant)
          Susan M. Shephard

                           ANNUAL REPORT ON FORM 10-K



                  ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)


                          INDEX TO FINANCIAL STATEMENTS


                              FINANCIAL STATEMENTS


                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP



                              BOSTON, MASSACHUSETTS

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEMS 8 AND 14(a)(1) AND (2))


                                                                                        Page
1.   Financial Statements

         Report of Independent Auditors                                                  F-3

         Balance Sheets at December 31, 1999 and 1998                                    F-4

         Statements of Operations for the Years Ended
         December 31, 1999, 1998 and 1997                                                F-5

         Statements of Partners' Equity for the Years Ended
         December 31, 1999, 1998 and 1997                                                F-6

         Statements of Cash Flows for the Years Ended
         December 31, 1999, 1998 and 1997                                                F-7

         Notes to Financial Statements                                                   F-8

2.       Financial Statement Schedules

         Schedule III:  Real Estate and Accumulated Depreciation                         S-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors



To the Partners
John Hancock Realty Income Fund Limited Partnership

We have audited the accompanying balance sheets of John Hancock Realty Income Fund Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial position referred to above present fairly, in all material respects, the financial position of John Hancock Realty Income Fund Limited Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                         ERNST & YOUNG LLP

Boston, Massachusetts
February 7, 2000, except for
  Note 7, as to which the
  date is February 18, 2000

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                     ASSETS



                                                                                               DECEMBER 31,
                                                                                          1999              1998
                                                                                          ----              ----
Cash and cash equivalents                                                               $ 2,476,260      $ 2,055,017
Restricted cash                                                                                --             63,879
Other assets                                                                                   --             77,433

Property held for sale                                                                         --         18,829,684
                                                                                        -----------      -----------

       Total assets                                                                     $ 2,476,260      $21,026,013
                                                                                        ===========      ===========


                                           LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                                                   $   266,759      $   309,631
Accounts payable to affiliates                                                              480,542          316,299
                                                                                        -----------      -----------
       Total liabilities                                                                    747,301          625,930

Partners' equity/(deficit):

   General Partner's deficit                                                               (239,991)        (253,231)
   Limited Partners' equity                                                               1,968,950       20,653,314
                                                                                        -----------      -----------

       Total partners' equity                                                             1,728,959       20,400,083
                                                                                        -----------      -----------

       Total liabilities and partners' equity                                           $ 2,476,260      $21,026,013
                                                                                        ===========      ===========



                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS


                                                    YEARS ENDED DECEMBER 31,
                                                 1999            1998            1997
                                                 ----            ----            ----
Income:
     Rental income                            $  886,432      $2,544,074      $2,861,166
     Interest income                             246,789         100,005         107,469
     Gain/(loss) on sale of property           1,320,277              --          (5,321)
                                              ----------      ----------      ----------

       Total income                            2,453,498       2,644,079       2,963,314
Expenses:

     Depreciation                                     --         372,850         667,869
     Property operating expenses                 137,454         395,257         396,136
     General and administrative expenses         909,505         708,821         384,727
     Amortization of deferred expenses                --          63,358         134,503
     Management fee                                3,019          53,641          75,176
     Property write-downs                             --              --         668,520
                                              ----------      ----------      ----------

       Total expenses                          1,049,978       1,593,927       2,326,931
                                              ----------      ----------      ----------

       Net income                             $1,403,520      $1,050,152      $  636,383
                                              ==========      ==========      ==========


Allocation of net income/(loss):

     General Partner                          $   14,035      $   10,502      $    6,364
     John Hancock Limited Partner                180,286         (16,927)       (141,179)
     Investors                                 1,209,199       1,056,577         771,198
                                              ----------      ----------      ----------
                                              $1,403,520      $1,050,152      $  636,383
                                              ==========      ==========      ==========

Net income per Unit                           $    13.19      $    11.53      $     8.41
                                              ==========      ==========      ==========





                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                               GENERAL              LIMITED
                                                               PARTNER             PARTNERS                TOTAL
Partners' equity/(deficit) at January 1, 1997
   (91,647 Units outstanding)                                 ($230,844)          $25,156,986           $24,926,142

Less:     Cash distributions                                    (20,848)           (4,190,101)           (4,210,949)

Add:      Net income                                              6,364               630,019               636,383
                                                             ----------         -------------         -------------

Partners' equity/(deficit) at December 31, 1997
   (91,647 Units outstanding)                                  (245,328)           21,596,904            21,351,576

Less:     Cash distributions                                    (18,405)           (1,983,240)           (2,001,645)

Add:      Net income                                             10,502             1,039,650             1,050,152
                                                            -----------          ------------         -------------

Partners' equity/(deficit) at December 31, 1998
   (91,647 Units outstanding)                                  (253,231)           20,653,314            20,400,083

Less:     Cash distributions                                       (795)          (20,073,849)          (20,074,644)

Add:      Net Income                                               14,035            1,389,485            1,403,520
                                                             ------------          -----------            ---------

Partners' equity/(deficit) at December 31, 1999
   (91,647 Units outstanding)                                 ($239,991)           $1,968,950           $ 1,728,959
                                                              ==========           ==========           ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 1999             1998             1997
                                                                                 ----             ----             ----


Operating activities:

Net income                                                                    $ 1,403,520      $ 1,050,152      $   636,383
   Adjustments to reconcile net income to net cash provided by operating activities:

      Amortization of deferred expenses                                                --           63,358          134,503
      Depreciation                                                                     --          372,850          667,869
      Property write-downs                                                             --               --          668,520
      (Gain)/loss on sale of property                                          (1,320,277)              --            5,321
                                                                              -----------      -----------      -----------
                                                                                   83,243        1,486,360        2,112,596
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                       63,879           (5,479)             732
      (Increase)/decrease in other assets                                          77,433           13,383          (11,817)
      (Decrease)/increase in accounts payable and
         accrued expenses                                                         (42,872)          46,235          (76,691)
      Increase in accounts payable
         to affiliates                                                            164,243          165,392           41,946
                                                                              -----------      -----------      -----------

           Net cash provided by operating activities                              345,926        1,705,891        2,066,766

Investing activities:

   Proceeds from sale of property                                              20,172,395               --        2,673,278
   Increase in deferred expenses                                                  (22,434)        (152,073)        (224,098)
                                                                              -----------      -----------      -----------

           Net cash (used in)/provided by investing activities                 20,149,961         (152,073)       2,449,180

Financing activities:

   Cash distributed to Partners                                                (20,074,644)     (2,001,645)      (4,210,949)
                                                                              -----------      -----------      -----------

           Net cash used in financing activities                               (20,074,644)     (2,001,645)      (4,210,949)
                                                                              ------------     -----------      -----------

           Net increase/(decrease) in cash and
               cash equivalents                                                    421,243        (447,827)         304,997

           Cash and cash equivalents at
               beginning of year                                                 2,055,017        2,502,844        2,197,847
                                                                               -----------      -----------      -----------

           Cash and cash equivalents at
               end of year                                                    $  2,476,260      $ 2,055,017      $ 2,502,844
                                                                              ============      ===========      ===========




                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of December 31, 1999, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,615 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 1999 the Partnership sold the last four properties in its portfolio resulting in the termination of the operations of the Partnership. The Partnership will be dissolved in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

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

         Depreciation has been provided on a straight-line basis over the estimated useful lives of the various assets: thirty years for the buildings and five years for related improvements. Maintenance and repairs are charged to operations as incurred. Property held for sale is not depreciated.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


4.   PROPERTY HELD FOR SALE

         During 1998, the Marlboro Square Shopping Center, Crossroads Square Shopping Center, Carnegie Center Office/Warehouse and Warner Plaza Shopping Center were listed for sale. Accordingly, these properties were classified as "Property Held for Sale" on the Balance Sheet at December 31, 1998 at their carrying values, which were not in excess of their estimated fair values, less selling costs.


         Property held for sale consists of commercial real estate as follows:

                                                                          December 31,
                                                                              1998
                                                                              ----
           Marlboro Square Shopping Center                              $    989,981
           Crossroads Square Shopping Center                               9,070,837
           Carnegie Center Office/Warehouse                                3,763,285
           Warner Plaza Shopping Center                                    5,005,581
                                                                        ------------
                  Total                                                  $18,829,684
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

         On March 18, 1999, the Partnership sold the Warner Plaza Shopping Center to a non-affiliated buyer for a net sales price of $6,210,535, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring gain of $1,202,254, representing the difference between the net sales price and the property's carrying value of $5,008,281.

         On July 13, 1999, the Partnership sold the Crossroads Square Shopping Center to a non-affiliated buyer for a net sales price of $8,733,420, after deductions for commissions and selling expenses incurred in connection with the sale of the property. This transaction resulted in a non-recurring loss of $357,151, representing the difference between the net sales price and the property's carrying value of $9,090,571.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


5.   TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred or paid by the General Partner or its affiliates on behalf of the Partnership and to which the General Partner or its affiliates are entitled to reimbursement from the Partnership were as follows:

                                                                                            Years Ended December 31,
                                                                                   1999                1998               1997
                                                                                   ----                ----               ----
           Reimbursement for operating expenses                                 $290,965         $   250,276            $252,103
           Partnership management fee expense                                      3,019              53,641              75,176
                                                                               ---------              ------              ------

                  Total                                                         $293,984          $  303,917            $327,279
                                                                                ========          ==========            ========


         These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 7. Accordingly, included in the Statements of Operations for the years ended December 31, 1999, 1998, and 1997 were $250,183, $189,111, and $54,092, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. As of December 31, 1999, the Partnership has incurred a total of $534,861 as its share of the costs incurred by the General Partner and its Affiliates resulting from these matters.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   FEDERAL INCOME TAXES

         A reconciliation of the net (loss)/income reported in the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                     Years Ended December 31,
                                                            1999              1998            1997
                                                            ----              ----            ----
Net income/(loss) per Statements of Operations          $ 1,403,520       $ 1,050,152      $   636,383

Add/(deduct):      Excess of book gain over tax
                     gain on disposition of assets       (9,197,379)              --          (131,409)
                   Excess of tax depreciation
                     over book depreciation                (258,378)        (385,605)         (162,002)
                   Excess of book amortization
                     over tax amortization                   (6,945)            6,222           44,071
                   Other income/(loss)                           --             7,774            2,573
                   Impairment write-down                         --                --          668,520
                   Other expenses                             6,885            82,853          109,854
                                                        -----------       -----------      -----------

Net income/(loss) for federal income tax purposes       ($8,052,297)      $   761,396      $ 1,167,990
                                                        ===========       ===========      ===========


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

         The Partnership and the other defendants answered the complaint, denying the material allegations and raising numerous affirmative defenses. Discovery was conducted, and the Partnership and other defendants have produced documents relating to the plaintiff's claims. The court ruled on statute of limitations defenses as to certain claims and ordered a hearing as to statute of limitations defenses as to other claims. The parties commenced settlement discussions, which resulted in a settlement agreement that was preliminarily approved by the court on November 10, 1999 and finally approved by the court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. Payments under the settlement agreement will have no financial impact on the Partnership.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.   CONTINGENCIES (CONTINUED)

         In 1998, the plaintiff amended the complaint to name the Partnership and RIF-II as defendants. As a result of the defendants' demurrer (motion to dismiss), in May 1998 plaintiff's additional claims for tortuous interference with prospective economic advantage and intentional interference with contract, were dismissed. In addition, as a result of a motion for summary judgment, in August 1998, the court dismissed all claims involving RIF II, leaving only the breach of contract and breach of fiduciary duty claims involving the Partnership. On the eve of trial, plaintiffs dismissed without prejudice those claims not previously dismissed by the court, and subsequently filed a notice of appeal from the dismissal of the claims that the court had dismissed on motion. The Partnership commenced its own action against the plaintiff seeking the court's declaration that the claims that remained on the eve of trial were without merit and seeking to bar and plaintiff from attempting to assert those claims at a later date. The parties commenced settlement discussions, which resulted in a settlement agreement on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Fund's financial position.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred an aggregate of approximately $1,359,909 in legal expenses in connection with these legal proceedings. Of this amount, approximately $825,046 relates to the Partnership's own defense and approximately $534,861 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

         During August 1998, the General Partner became aware that the Crossroads Square Shopping Center was environmentally contaminated with certain hazardous materials. The General Partner then sought to determine the scope of the contamination and to determine the impact on the future operating costs, repair and maintenance expenses and market value of the property. The General Partner estimated that to remediate the contamination would cost approximately $450,000. The Partnership sold the property on July 13, 1999 to a non-affiliated buyer for a net sales price of $8,733,420 after deductions for commissions and selling expenses incurred in connection with the sale of the property. The sale was not contingent upon the environmental issues, the costs of which were factored into the purchase price by the buyer. The General Partner has no reason to believe, as of the date of this report, that the Partnership will be held responsible for any further environmental costs associated with this property. No assurances can be given that no environmental liabilities will arise in the future.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                          YEAR ENDED DECEMBER 31, 1999

                                                     Costs Capitalized
                                    Initial Costs to   Subsequent to
                                       Partnership      Acquisition
                                       -----------      -----------

                                       Buildings
                                       and
Description     Encumbrances   Land    Improvements    Improvements
-----------     ------------   ----    ------------    ------------



        Gross Amount
    At Which Carried
   at Close of Period                                                                      Life on Which
   ------------------
                                                                                                             Depreciation in
                    Buildings                                                                                Latest Statement
                       and                       Accumulated               Date of            Date           of Operations
     Land          Improvements      Total     Depreciation (1)          Construction        Acquired          is Computed
     ----          ------------      ------    ----------------          ------------        --------          -----------









There are no real estate investments owned as of December 31, 1999.


(1)    Reconciliation of Real Estate and Accumulated Depreciation

                                                                                          Years Ended December 31,
                                                                             1999                 1998                   1997
                                                                             ----                 ----                   ----
Investment in Real Estate

   Balance at beginning of year                                                -             $ 23,540,809             $ 24,189,939
   Dispositions                                                                -                       --                       --
   Reduction of carrying value, including leasing costs                                                --                 (649,130)
   Property held for sale                                                      -              (23,540,809)                      --
   Improvements                                                                -                       --                       --
                                                                               -             ------------             ------------
                                                                               -             $         --             $ 23,540,809
                                                                               =             ============             ============
Accumulated Depreciation

   Balance at beginning of year                                                -             $  4,787,156             $  4,214,134
   Additions charged to costs and expenses                                     -                  372,850                  667,869
   Reduction of carrying value                                                 -                       --                  (94,847)
   Property held for sale                                                      -               (5,160,006)                      --
   Dispositions                                                                -                       --                       --
                                                                               -             ------------             ------------
   Balance at end of year                                                      -             $         --             $  4,787,156
                                                                               =             ============             ============