Form 10-Q
period 2000-03-31
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 2000-05-15
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED           March 31, 2000
                               -------------------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            N/A
                              --------------------------------------------------

COMMISSION FILE NUMBER             0-15680
                      ----------------------------------------------------------

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

                                  Yes  X      No
                                       --         ---

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                      INDEX



PART I:         FINANCIAL INFORMATION                                    PAGE

   Item 1   -     Financial Statements:

                  Balance Sheets at March 31, 2000 and
                  December 31, 1999                                        3

                  Statements of Operations for the Three
                  Months Ended March 31, 2000 and 1999                     4

                  Statements of Partners' Equity for the
                  Three Months Ended March 31, 2000 and
                  for the Year Ended December 31, 1999                     5

                  Statements of Cash Flows for the Three
                  Months Ended March 31, 2000 and 1999                     6

                  Notes to Financial Statements                         7-11

   Item 2   -     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        12-15


PART II:        OTHER INFORMATION                                         16

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                   MARCH 31,        DECEMBER 31,
                                                     2000              1999
                                                     ----              ----

Cash and cash equivalents                         $ 2,205,230       $ 2,476,260
                                                  -----------       -----------


       Total assets                               $ 2,205,230       $ 2,476,260
                                                  ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses             $   100,659       $   266,759
Accounts payable to affiliates                        430,131           480,542
                                                  -----------       -----------
       Total liabilities                              530,790           747,301

Partners' equity/(deficit):

   General Partner's deficit                         (240,536)         (239,991)
   Limited Partners' equity                         1,914,976         1,968,950
                                                  -----------       -----------

       Total partners' equity                       1,674,440         1,728,959
                                                  -----------       -----------

       Total liabilities and partners' equity     $ 2,205,230       $ 2,476,260
                                                  ===========       ===========




                        See Notes to Financial Statements

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2000                  1999
                                                 ----                  ----
Income:

     Rental income                            $        --          $   526,533
     Interest income                               34,059               40,857
     Gain on sale                                      --            1,667,428
                                              -----------          -----------
       Total income                                34,059            2,280,818

Expenses:

     General and administrative expenses           87,903              254,690
     Property operating expenses                      675               75,791
     Management fee                                    --                9,552
                                              -----------          -----------

       Total expenses                              88,578              340,033
                                              -----------          -----------

       Net income (loss)                      ($   54,519)         $ 1,940,785
                                              ===========          ===========


Allocation of net income (loss):

     General Partner                          ($      545)         $    19,408
     John Hancock Limited Partner                      --              229,056
     Investors                                    (53,974)           1,692,321
                                              -----------          -----------
                                              ($   54,519)         $ 1,940,785
                                              ===========          ===========

Net income (loss) per Unit                    ($     0.59)         $     18.47
                                              ===========          ===========





                        See Notes to Financial Statements

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                      THREE MONTHS ENDED MARCH 31, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999


                                                                        GENERAL         LIMITED
                                                                        PARTNER         PARTNERS            TOTAL
                                                                        -------         --------            -----

Partners' equity/(deficit) at January 1, 1999
   (91,647 Units outstanding)                                          $(253,231)     $ 20,653,314      $ 20,400,083

Less:  Cash distributions                                                   (795)      (20,073,849)      (20,074,644)

Add:   Net income                                                         14,035         1,389,485         1,403,520
                                                                       ---------      ------------      ------------

Partners' equity/(deficit) at December 31, 1999
   (91,647 Units outstanding)                                           (239,991)        1,968,950         1,728,959

Less:  Cash distributions                                                     --                --                --

Add:   Net loss                                                             (545)          (53,974)          (54,519)
                                                                       ---------      ------------      ------------
Partners' equity/(deficit) at March 31, 2000
    (91,647 Units outstanding)                                         $(240,536)     $  1,914,976      $  1,674,440
                                                                       =========      ============      ============





                        See Notes to Financial Statements

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          2000              1999
                                                                          ----              ----

Operating activities:

   Net income (loss)                                                  $    (54,519)     $  1,940,785

   Adjustments to reconcile net income to
   net cash provided by operating activities:

      Depreciation                                                            --                --
      Amortization of deferred expenses                                       --                --
      Gain on sale of property                                                --          (1,677,428)
                                                                      ------------      ------------
                                                                           (54,519)          263,357

   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                  --              27,102
      Decrease/(increase) in other assets                                     --             (10,500)
      Decrease in accounts payable and accrued
         expenses                                                         (166,100)         (157,553)
      Increase/(decrease) in accounts payable to affiliates                (50,411)          107,492
                                                                      ------------      ------------

           Net cash provided by (used in) operating activities            (271,030)          229,898

Investing activities:

   Proceeds from sales of properties                                          --          11,436,275
   Increase in deferred expenses                                              --             (12,934)
                                                                      ------------      ------------

           Net cash provided by investing activities                          --          11,423,341

Financing activities:

   Cash distributed to Partners                                               --          (4,586,811)
                                                                      ------------      ------------

           Net cash used in financing activities                              --          (4,586,811)
                                                                      ------------      ------------

           Net increase (decrease) in cash and
               cash equivalents                                           (271,030)        7,066,428

           Cash and cash equivalents at
               beginning of year                                         2,476,260         2,055,017
                                                                      ------------      ------------

           Cash and cash equivalents at
               end of period                                          $  2,205,230      $  9,121,445
                                                                      ============      ============






                        See Notes to Financial Statements

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP

         John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of March 31, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,614 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

         As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. During 1999, the Partnership sold the last four properties in its portfolio resulting in the termination of the operations of the Partnership. The Partnership will be dissolved in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable.

2.     SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                           Three Months Ended
                                                               March 31,
                                                          2000           1999
                                                          ----           ----

         Reimbursement for operating expenses            $14,570        $48,628
         Partnership management fee expense                    -          9,552
                                                         -------        -------
                                                         $14,570        $58,180
                                                         =======        =======

         These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 6. Accordingly, included in the Statements of Operations for the three months ended March 31, 2000 and 1999 is $0 and $101,396, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through March 31, 2000, the Partnership has accrued a total of $534,861 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5.     FEDERAL INCOME TAXES

         A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                 Three Months Ended
                                                                        March 31,
                                                                 2000             1999
                                                                 ----             ----

         Net income/(loss) per Statements of Operations       ($54,519)        $1,940,785

         Add/(deduct):     Excess of tax depreciation
                             over book depreciation                  -            (96,401)
                           Excess of tax amortization
                             over book amortization                  -             (2,507)
                                                              --------         ----------

         Net income/(loss) for federal income tax purposes    ($54,519)        $1,841,877
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

         A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants have guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

         A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

         The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the class action complaint described above.

         The Partnership has incurred an aggregate of approximately $1,429,031 in legal expenses in connection with these legal proceedings. Of this amount, approximately $894,170 relates to the Partnership's own defense and approximately $534,861 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

Since January 3, 2000, the information systems, including mission critical systems which in the event of a Year 2000 failure would have the greatest impact on operations, have functioned properly. In addition, neither John Hancock nor the Partnership experienced any significant Year 2000 issues related to interactions with material business partners. No disruptions have occurred which impact John Hancock or the Partnership's ability to process claims, update customer accounts, process financial transactions, report accurate data to management and no business interruptions due to Year 2000 issues have been experienced. While John Hancock and the Partnership continue to monitor their systems, and those of material business partners, closely to ensure that no unexpected Year 2000 issues develop, as of the date of this report neither John Hancock nor the Partnership have reason to expect any such issues.

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

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership sold the last property in its portfolio, Crossroads Square Shopping Center, on July 13, 1999. The sale of this last remaining property resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonably practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be canceled, and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

At March 31, 2000, the Partnership had $2,205,230 in cash and cash equivalents.

The Partnership's working capital reserve has a current balance of approximately $1,674,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, short-term loans from the General Partner or its Affiliates.

There was no cash distribution to the General Partner and Investors during the three months ended March 31, 2000. As a result of the disposition by the Partnership of all of its remaining properties during 1999, the General Partner has determined that it was in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to Investors until the final distribution, if any, as discussed above.

The Partnership has incurred approximately $528,665 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $318,570 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. In addition, the Partnership incurred approximately $900,365 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the Count of Los Angeles by an investor in the Partnership. Of this amount, approximately $575,603 relates to the Partnership's own defense and approximately $324,762 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The Partnership generated a net loss of $54,519 for the three months ended March 31, 2000 as compared to net income of $1,940,785 for the same period in 1999. Included in the results for the three months ended March 31, 1999 is a net non-recurring gain of $1,667,428 resulting from the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties. Excluding the results of this gain, net income decreased by $327,876, or 120%, for the three months ended March 31, 2000 as compared to the prior period. This decrease is due to the sales of these three properties during 1999.

Rental income for the three months ended March 31, 2000 decreased by $526,533, or 100%, as compared to the same period in 1999. This decrease is due to the sales of the Marlboro Square, Carnegie Center, Warner Plaza and Crossroads Square properties during 1999.

Interest income for the three months ended March 31, 2000 decreased by $6,798, or 17%, as compared to the same period in 1999. This decrease is primarily due to a decrease in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves have decreased as a result of the sales of the Partnerships properties and a need for fewer reserves as the Partnership is liquidated.

General and administrative expenses for the three months ended March 31, 2000 decreased by $166,787, or 65%, as compared to the same period in 1999. This decrease is primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item I of Part II of this report and to a decrease in the time required by the General Partner in managing the activities of the Partnership resulting from the sales of the four remaining properties during 1999.

The Partnership's share of property operating expenses for the three months ended March 31, 2000 decreased by $75,116, or 99%, as compared to the same period in 1999. This decrease is due to the sales of the Carnegie Center, Warner Plaza, Marlboro Square and Crossroads Square properties during 1999.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased by $9,552, or 100%, for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is due to the decline in Cash from Operations between periods resulting from the sales of the last four properties in the portfolio during 1999.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the three months ended March 31, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                    Three Months Ended
                                                                          March 31,
                                                                   2000            1999
                                                                   ----            ----

Net cash provided by (used in) operating activities (a)         $(271,030)       $ 229,898
Net change in operating assets and liabilities (a)                216,511           33,669
                                                                ---------        ---------
Cash provided by operations (a)                                   (54,519)         263,567
Increase in working capital reserves                                 --           (263,567)
Add:       Accrual basis Partnership
           management fee                                            --              9,552
                                                                ---------        ---------
Cash from operations (b)                                          (54,519)           9,552
Decrease in working capital reserves                               54,519
Less:      Accrual basis Partnership
           management fee                                            --             (9,552)
                                                                ---------        ---------
Distributable cash from operations (b)                          $       0        $       0
                                                                =========        =========

Allocation to General Partner                                   $    --          $    --
Allocation to John Hancock Limited Partner                           --               --
Allocation to Investors                                              --               --
                                                                ---------        ---------
Distributable cash from operations (b)                          $    --          $    --
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

The amount of future cash distributions will be dependent upon the need to draw down working capital reserves. As of the date of this report, all of the properties in the Partnership have been sold. In order to adequately provide for all future contingencies, the General Partner has determined (as permitted by the Partnership Agreement) to retain rather than distribute to the Limited Partners, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies. Accordingly, no cash distributions with respect to Distributable Cash from Operations will be made to the Limited Partners. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, in accordance with the terms of the Partnership Agreement. Such final distribution, if any, will result in the liquidation and termination of the Partnership.

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

         A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership.

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

         A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

         There are no other material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership, to which the Partnership is a party or to which any of its properties is subject.

ITEM 2.  CHANGES IN SECURITIES
         There were no changes in securities during the first quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         There were no defaults upon senior securities during the first quarter of 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         There were no matters submitted to a vote of security holders of the Partnership during the first quarter of 2000.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibit 27 Financial Data Schedule
         (b) There were no reports on Form 8-K filed during the first quarter of 2000.

                JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2000.


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