Form 10-Q
period 2000-06-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 2000-08-14
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     June 30, 2000
                               -------------------------------------------------

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

                               Yes [X]       No [ ]

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)



                                      INDEX





PART I:  FINANCIAL INFORMATION                                              PAGE

    Item 1 - Financial Statements:

             Balance Sheets at June 30, 2000 and
             December 31, 1999                                                 3

             Statements of Operations for the [OBJECT OMITTED] and
             Six Months Ended June 30, 2000 and 1999                           4

             Statements of Partners' Equity for the
             Six Months Ended June 30, 2000 and
             Year Ended December 31, 1999                                      5

             Statements of Cash Flows for the Six
             Months Ended June 30, 2000 and 1999                               6

             Notes to Financial Statements                                  7-11

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12-15


PART II: OTHER INFORMATION                                                    16

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                     JUNE 30,     DECEMBER 31,
                                                       2000           1999
                                                    ----------    -----------

Cash and cash equivalents                           $1,939,993     $2,476,260
                                                    ----------     ----------

       Total assets                                 $1,939,993     $2,476,260
                                                    ==========     ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses               $   62,602     $  266,759
Accounts payable to affiliates                         301,388        480,542
                                                    ----------     ----------
       Total liabilities                               363,990        747,301

Partners' equity/(deficit):

   General Partners' deficit                          (241,521)      (239,991)
   Limited Partners' equity                          1,817,524      1,968,950
                                                    ----------     ----------

       Total partners' equity                        1,576,003      1,728,959
                                                    ----------     ----------

       Total liabilities and partners' equity       $1,939,993     $2,476,260
                                                    ==========     ==========



                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                 2000             1999              2000              1999
                                               --------         --------         ---------         ----------
Income:

     Rental income                             $     --         $290,537         $      --         $  853,070
     Interest income                             30,523           70,723            64,582            111,580
     Realized gain on sales                          --               --                --          1,677,428
                                               --------         --------         ---------         ----------

       Total income                              30,523          361,260            64,582          2,642,078

Expenses:

     General and administrative expenses        128,960          120,626           216,863            375,316
     Property operating expenses                     --           34,090               675            109,881
     Management fee                                                7,229                --             16,781
                                               --------         --------         ---------         ----------

       Total expenses                           128,960          161,945           217,538            501,978
                                               --------         --------         ---------         ----------

       Net income/(loss)                       $(98,437)        $199,315         $(152,956)        $2,140,100
                                               ========         ========         =========         ==========


Allocation of net income/(loss):

     General Partner                           $   (984)        $  1,993         $  (1,530)        $   21,401
     John Hancock Limited Partner                    --               --                --            229,056
     Investors                                  (97,453)         197,322          (151,426)         1,889,643
                                               --------         --------         ---------         ----------
                                               $ 98,437         $199,315         $(152,956)        $2,140,100
                                               ========         ========         =========         ==========

Net income/(loss) per Unit                     $  (1.06)        $   2.15         $   (1.65)        $    20.62
                                               ========         ========         =========         ==========



                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)

                       SIX MONTHS ENDED JUNE 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999



                                                            GENERAL        LIMITED
                                                            PARTNER       PARTNERS           TOTAL
                                                           ---------     ------------     ------------

Partners' equity/(deficit) at January 1, 1999
  (91,647 Units outstanding)                               $(253,231)    $ 20,653,314     $ 20,400,083

Less: Cash distributions                                        (795)     (20,073,849)     (20,074,644)

Add:  Net income                                              14,035        1,389,485        1,403,520
                                                           ---------     ------------     ------------

Partners' equity/(deficit) at December 31, 1999
  (91,647 Units outstanding)                                (239,991)       1,968,950        1,728,959

Less: Cash distributions                                          --               --               --

Add:  Net loss                                                (1,530)        (151,426)        (152,956)
                                                           ---------     ------------     ------------

Partners' equity/(deficit) at June 30, 2000
  (91,647 Units outstanding)                               $(241,521)    $  1,817,524     $  1,576,003
                                                           =========     ============     ============





                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         2000            1999
                                                                      ----------     ------------
Operating activities:

   Net income/(loss)                                                  $ (152,956)    $  2,140,100

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

      Depreciation                                                            --               --
      Amortization of deferred expenses                                       --               --
      Gain on sale of properties                                              --       (1,677,428)
                                                                      ----------     ------------

                                                                        (152,956)         462,672
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                  --           55,924
      Decrease/(increase) in other assets                                     --           10,813
      Increase/(decrease) in accounts payable and accrued
        expenses                                                        (204,157)         (89,108)
      Increase/(decrease) in accounts payable to affiliates             (179,154)         177,751
                                                                      ----------     ------------

           Net cash provided by (used in ) operating activities         (536,267)         618,052

Investing activities:

   Proceeds from sales of properties                                          --       11,436,275
   Increase in deferred expenses                                              --          (16,534)
                                                                      ----------     ------------

           Net cash provided by investing activities                          --       11,419,741

Financing activities:

   Cash distributed to Partners                                               --      (11,071,753)
                                                                      ----------     ------------

           Net cash used in financing activities                              --      (11,071,753)
                                                                      ----------     ------------

           Net increase (decrease) in cash and
             cash equivalents                                           (536,267)         966,040

           Cash and cash equivalents at
             beginning of year                                         2,476,260        2,055,017
                                                                      ----------     ------------

           Cash and cash equivalents at
             end of period                                            $1,939,993     $  3,021,057
                                                                      ==========     ============


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION OF PARTNERSHIP
       ---------------------------

         John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of June 30, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,611 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2.     SIGNIFICANT ACCOUNTING POLICIES
       -------------------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
       ----------------------------------------------------

         Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                           Six Months Ended
                                                               June 30,
                                                          2000           1999
                                                        -------        --------
              Reimbursement for operating expenses      $29,285        $ 83,309
              Partnership management fee expense             --          16,781
                                                        -------        --------
                                                        $29,285        $100,090
                                                        =======        ========

         These expenses are included in expenses on the Statements of Operations.

         The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 6. Accordingly, included in the Statements of Operations for the six months ended June 30, 2000 and 1999 is $0 and $129,764, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through June 30, 2000, the Partnership has accrued a total of $534,861 as its share of the costs incurred by the General Partner and its Affiliates resulting from these matters.

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

5.       FEDERAL INCOME TAXES
         --------------------

         A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                      Six Months Ended
                                                                          June 30,
                                                                     2000          1999
                                                                  ---------     -----------
              Net income per Statements of Operations             $(152,956)    $ 2,140,100

              Add/(deduct): Excess of book gain over tax
                              gain on disposition of assets              --      (9,179,942)
                            Excess of tax depreciation
                              over book depreciation                     --          (6,992)
                            Excess of tax amortization
                              over book amortization                     --        (258,379)
                                                                  ---------     -----------
              Net income for federal income tax purposes          $(152,956)    $(7,305,213)
                                                                  =========     ===========

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

         A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and have paid fees and expenses for class counsel in an amount determined by the court to be $1.5 million. Payment under the settlement agreement will have no financial impact on the Partnership.

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

         The Partnership has incurred an aggregate of approximately $1,432,577 in legal expenses in connection with these legal proceedings. Of this amount, approximately $897,716 relates to the Partnership's own defense and approximately $534,861 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

IMPACT OF YEAR 2000
-------------------

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As initially stated in its Prospectus, it was expected that the Partnership would be dissolved upon the sale of its last remaining property, which at that time was expected to be within seven to ten years following the date such property was acquired by the Partnership. The Partnership sold the last property in its portfolio, Crossroads Square Shopping Center, on July 13, 1999. The sale of this last remaining property resulted in the termination of the operations of the Partnership, and the Partnership will be dissolved, in accordance with the terms of the Partnership Agreement, as soon as reasonable practicable. At such time as all liabilities with respect to the Partnership are resolved, the General Partner will make a final distribution of net assets to the Limited Partners, as soon as practicable. No assurances can be given as to whether any distribution can be made after all liabilities of the Partnership are resolved. Such final distribution, if any, will result in the liquidation and termination of the Partnership. At such time of such final distribution, the outstanding Units will be cancelled, and, in accordance with federal securities laws, they will be de-registered with the Securities and Exchange Commission, after which time the Partnership will no longer be required to file periodic reports with the Commission.

At June 30, 2000, the Partnership had $1,939,993 in cash and cash equivalents.

The Partnership's working capital reserve has a current balance of approximately $1,576,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

There was no cash distribution to the Investors and General Partner during the six months ended June 30, 2000. As a result of the disposition by the Partnership of all of its remaining properties during 1999, the General Partner has determined that it was in the best interests of the Partnership to retain, rather than distribute to Investors, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to Investors until the final distribution, if any, as discussed above.

The Partnership has incurred approximately $532,173 in legal expenses in connection with the class action lawsuit (see Part II, Item 1 of this Report). Of this amount, approximately $322,075 relates to the Partnership's own defense and approximately $210,098 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership. In addition, the Partnership incurred approximately $900,404 in legal expenses in connection with the lawsuit filed in the Superior Court of the State of California for the County of Los Angeles by an investor in the Partnership. Of this amount, approximately $575,641 relates to the Partnership's own defense and approximately $324,763 relates to the indemnification of the General Partner and its Affiliates for their defense. These expenses are funded from the operations of the Partnership.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

RESULTS OF OPERATIONS
---------------------

The Partnership generated a net loss of $152,956 for the six months ended June 30, 2000 as compared to net income of $2,140,100 for the same period in 1999. Included in the results for the six months ended June 30, 1999 is a net non-recurring gain of $1,667,428 resulting from the sales of the Carnegie Center, Marlboro Square and Warner Plaza properties. Excluding the results of this gain, net income decreased by $625,628, or 133%, for the six months ended June 30, 2000 as compared to the prior period. This decrease is due to the sales of these three properties and the Crossroads Square Shopping Center during 1999.

Rental income for the six months ended June 30, 2000, decreased by $853,070, or 100%, as compared to the same period in 1999. This decrease is due to the sales of the Marlboro Square, Carnegie Center, Warner Plaza and Crossroads Square properties during 1999.

Interest income for the six months ended June 30, 2000 decreased by $46,998, or 42%, as compared to the same period in 1999. This decrease was primarily due to a decrease in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves have decreased as a result of the sales of the Partnership's properties and a need for fewer reserves as the Partnership is liquidated.

The Partnership's share of property operating expenses for the six months ended June 30, 2000 decreased by $109,206 or 99%, as compared to the same period in 1999. This decrease is due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties during 1999.

General and administrative expenses for the six months ended June 30, 2000 decreased by $158,453, or 42%, as compared to the same period during 1999. This decrease is primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report and to a decrease in the time required by the General Partner in managing the activities of the Partnership resulting from the sales of the four remaining properties during 1999.

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased by $16,781, or 100%, for the six months ended June 30, 2000 as compared to the same period in 1999. This decrease is due to a decline in Cash from Operations between periods primarily resulting from the sales of the last four properties in the portfolio during 1999.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the six months ended June 30, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS (CONTINUED)
-------------------------

CASH FLOW
---------

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                           Six Months Ended
                                                               June 30,
                                                         2000            1999
                                                      ---------       ---------
Net cash provided by operating activities (a)         $(536,267)      $ 618,052
Net change in operating assets and liabilities (a)      383,311        (155,380)
                                                      ---------       ---------
Cash provided by operations (a)                        (152,956)        462,672
Increase in working capital reserves                         --        (462,672)
Add: Accrual basis Partnership
     management fee                                          --          16,781
                                                      ---------       ---------
Cash from operations (b)                               (152,956)         16,781
Decrease in working capital reserves                    152,956              --
Less: Accrual basis Partnership
      management fee                                         --         (16,781)
                                                      ---------       ---------
Distributable cash from operations (b)                $       0       $       0
                                                      =========       =========

Allocation to General Partner                         $      --       $      --
Allocation to John Hancock Limited Partner                   --              --
Allocation to Investors                                      --              --
                                                      ---------       ---------
Distributable cash from operations (b)                $      --       $      --
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

          A settlement agreement was approved by the court on December 22, 1999. Under the terms of the settlement, the defendants guaranteed certain minimum returns to class members on their investments and paid fees and expenses to class counsel in an amount determined by the court to be $1.5 million. These terms of the settlement will have no financial impact on the Partnership

          In September 1997, a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by an investor in John Hancock Realty Income Fund-II Limited Partnership ("RIF-II"), a limited partnership affiliated with the Partnership. The complaint named the General Partner as a defendant.

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

ITEM 2.   CHANGES IN SECURITIES

          There were no changes in securities during the second quarter of 2000

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          There were no defaults upon senior securities during the second quarter of 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders of the Partnership during the second quarter of 2000.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) There are no exhibits to this report.
          (b) There were no Reports on Form 8-K filed during the second quarter of 2000.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.


                                      John Hancock Realty Income Fund
                                      Limited Partnership


                                      By: John Hancock Realty Equities, Inc.,
                                          General Partner



                                          By: /s/ John M. Garrison
                                              ----------------------------------
                                              John M. Garrison, President



                                          By: /s/ Virginia H. Lomasney
                                              ----------------------------------
                                              Virginia H. Lomasney, Treasurer
                                              (Chief Accounting Officer)