Form 10-Q
period 2000-09-30
HANCOCK JOHN REALTY INCOME FUND LTD PARTNERSHIP
filed 2000-11-14
CIK 795196

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                  SEPTEMBER 30, 2000
                               -------------------------------------------------

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

                              Yes [X]         No [ ]

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)


                                     INDEX


PART I:   FINANCIAL INFORMATION                                         PAGE
                                                                        ----
     Item 1    -    Financial Statements:

                    Balance Sheets at September 30, 2000 and
                    December 31, 1999                                    3

                    Statements of Operations for the Three and Nine
                    Months Ended September 30, 2000 and 1999             4

                    Statements of Partners' Equity for the
                    Nine Months Ended September 30, 2000 and
                    Year Ended December 31, 1999                         5

                    Statements of Cash Flows for the Nine
                    Months Ended September 30, 2000 and 1999             6

                    Notes to Financial Statements                      7-11

     Item 2    -    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      12-14


PART II:  OTHER INFORMATION                                              15

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                     2000                   1999
                                                                 -------------          ------------

Cash and cash equivalents                                         $ 1,906,421           $ 2,476,260
                                                                  -----------           -----------

       Total assets                                               $ 1,906,421           $ 2,476,260
                                                                  ===========           ===========


                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:

Accounts payable and accrued expenses                             $    68,524           $   266,759
Accounts payable to affiliates                                        284,099               480,542
                                                                  -----------           -----------
       Total liabilities                                              352,623               747,301

Partners' equity/(deficit):

   General Partners' deficit                                         (241,743)             (239,991)
   Limited Partners' equity                                         1,795,541             1,968,950
                                                                  -----------           -----------

       Total partners' equity                                       1,553,798             1,728,959
                                                                  -----------           -----------

       Total liabilities and partners' equity                     $ 1,906,421           $ 2,476,260
                                                                  ===========           ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,                              SEPTEMBER 30,
                                                      2000                  1999                 2000                   1999
                                                      ----                  ----                 ----                   ----
Income:

     Rental income                                $        --           $    33,352           $        --           $   886,422
     Interest income                                   31,413                85,795                95,995               197,375
     Gain (loss) on sale of property                       --              (357,150)                   --             1,320,278
                                                  -----------           -----------           -----------           -----------

       Total income                                    31,413              (238,003)               95,995             2,404,075

Expenses:

     General and administrative expenses               53,618               150,978               270,481               526,294
     Property operating expenses                           --                26,532                   675               136,413
     Management fee                                        --                (2,043)                   --                14,738
                                                  -----------           -----------           -----------           -----------

       Total expenses                                  53,618               175,467               271,156               677,445
                                                  -----------           -----------           -----------           -----------

       Net income/(loss)                          $   (22,205)          $  (413,370)          $  (175,161)          $ 1,726,630
                                                  ===========           ===========           ===========           ===========

Allocation of net income/(loss):

     General Partner                              $      (222)          $    (4,135)          $    (1,752)          $    17,266
     John Hancock Limited Partner                          --               (48,770)                   --               180,286
     Investors                                        (21,983)             (360,565)             (173,409)            1,529,078
                                                  -----------           -----------           -----------           -----------
                                                  $   (22,205)          $  (413,470)          $  (175,161)          $ 1,726,630
                                                  ===========           ===========           ===========           ===========
Net income/(loss) per Unit                        $     (0.24)          $     (3.94)          $     (1.89)          $     16.68
                                                  ===========           ===========           ===========           ===========


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY
                                   (UNAUDITED)


                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                          YEAR ENDED DECEMBER 31, 1999


                                                             GENERAL               LIMITED
                                                             PARTNER               PARTNERS                 TOTAL
                                                             -------               --------                 -----

Partners' equity/(deficit) at January 1, 1999
   (91,647 Units outstanding)                             $   (253,231)          $ 20,653,314           $ 20,400,083

Less:     Cash distributions                                      (795)           (20,073,849)           (20,074,644)

Add:      Net income                                            14,035              1,389,485              1,403,520
                                                          ------------           ------------           ------------

Partners' equity/(deficit) at December 31, 1999
   (91,647 Units outstanding)                                 (239,991)             1,968,950              1,728,959

Less:     Cash distributions                                        --                     --                     --

Add:      Net loss                                              (1,752)              (173,409)              (175,161)
                                                          ------------           ------------           ------------

Partners' equity/(deficit) at September 30, 2000
   (91,647 Units outstanding)                             $   (241,743)          $  1,795,541           $  1,553,798
                                                          ============           ============           ============


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,

                                                                             2000                   1999
                                                                             ----                   ----

Operating activities:

   Net income/(loss)                                                    $   (175,161)          $  1,726,630

   Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

      Depreciation                                                                --                     --
      Amortization of deferred expenses                                           --                     --
      Gain on sale of property                                                                   (1,320,277)
                                                                        ------------           ------------
                                                                            (175,161)               406,353

                                                                                               ------------
   Changes in operating assets and liabilities:
      Decrease/(increase) in restricted cash                                      --                 63,879
      Decrease/(increase) in other assets                                         --                 77,433
      Increase/(decrease) in accounts payable and accrued
         expenses                                                           (198,235)              (140,331)
      Increase/(decrease) in accounts payable to affiliates                 (196,443)               236,226
                                                                        ------------           ------------

           Net cash provided by (used in) operating activities              (569,839)               643,560

Investing activities:

   Proceeds from sales of properties                                              --             20,172,395
   Increase in deferred expenses                                                  --                (22,434)
                                                                        ------------           ------------

           Net cash provided by investing activities                              --             20,149,961

Financing activities:

   Cash distributed to Partners                                                   --            (17,945,278)
                                                                        ------------           ------------

           Net cash used in financing activities                                  --            (17,945,278)
                                                                        ------------           ------------

           Net increase (decrease) in cash
               and cash equivalents                                         (569,839)             2,848,243

           Cash and cash equivalents at
               beginning of year                                           2,476,260              2,055,017
                                                                        ------------           ------------

           Cash and cash equivalents at
               end of period                                            $  1,906,421           $  4,903,260
                                                                        ============           ============


                        See Notes to Financial Statements

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION OF PARTNERSHIP

     John Hancock Realty Income Fund Limited Partnership (the "Partnership") was formed under the Massachusetts Uniform Limited Partnership Act on June 12, 1986. As of September 30, 2000, the Partnership consisted of John Hancock Realty Equities, Inc. (the "General Partner"), a wholly-owned, indirect subsidiary of John Hancock Mutual Life Insurance Company; John Hancock Realty Funding, Inc. (the "John Hancock Limited Partner"); and 3,611 Investor Limited Partners (the "Investors"), owning 91,647 Units of Investor Limited Partnership Interests (the "Units"). The John Hancock Limited Partner and the Investors are collectively referred to as the Limited Partners. The initial capital of the Partnership was $2,000, representing capital contributions of $1,000 from the General Partner and $1,000 from the John Hancock Limited Partner. The Amended Agreement of Limited Partnership of the Partnership (the "Partnership Agreement") authorized the issuance of up to 100,000 Units of Limited Partnership Interests at $500 per unit. During the offering period, which terminated on September 9, 1987, 91,647 Units were sold and the John Hancock Limited Partner made additional capital contributions of $7,330,760. There have been no changes in the number of Units outstanding subsequent to the termination of the offering period.

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

2. SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

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

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     Fees and expenses incurred or paid by the General Partner or its Affiliates on behalf of the Partnership and to which the General Partner or its Affiliates are entitled to reimbursement from the Partnership were as follows:

                                                            Nine Months Ended
                                                              September 30,
                                                          2000              1999
                                                          ----              ----
          Reimbursement for operating expenses          $ 42,455          $102,692
          Partnership management fee expense                  --            14,738
                                                        --------          --------

                                                        $ 42,455          $117,430
                                                        ========          ========

     These expenses are included in expenses on the Statements of Operations.

     The Partnership provides indemnification to the General Partner and its Affiliates for any acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the legal proceedings described in Note 6. Accordingly, included in the Statements of Operations for the nine months ended September 30, 2000 and 1999 is $0 and $170,899, respectively, representing the Partnership's share of costs incurred by the General Partner and its Affiliates relating to such legal proceedings. Through September 30, 2000, the Partnership has accrued a total of $534,961 as its share of the costs incurred by the General Partner and its Affiliates resulting from this matter.

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

5. FEDERAL INCOME TAXES

     A reconciliation of the net income reported on the Statements of Operations to the net income reported for federal income tax purposes is as follows:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                2000                   1999
                                                                                ----                   ----
              Net income per Statements of Operations                       $   (175,161)          $  1,726,630
              Add/(deduct):
                                    Excess tax loss over book loss
                                       on disposition of assets                       --            (11,492,810)
                                    Excess of tax depreciation
                                      over book depreciation                          --               (258,379)
                                    Excess of tax amortization
                                      over book amortization                          --                 (6,945)
                                                                            ------------           ------------
              Net income for federal income tax purposes                    $   (175,161)          $(10,031,504)
                                                                            ============           ============

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

     In September 1997, a complaint for damages was filed in the Superior Court of the State of California for the County of Los Angeles by an investor in John Hancock Realty Income Fund-II Limited Partnership ("RIF-II"), a limited partnership affiliated with the Partnership. The complaint named the General Partner as a defendant. The plaintiff sought unspecified damages that allegedly arose from the General Partner's refusal to provide, without reasonable precautions on plaintiffs' use of, a list of investors in the Partnership and in RIF-II. Plaintiff alleges that the General Partner's refusal unconditionally to provide a list was a breach of contract and a breach of the General Partner's fiduciary duty.

     A settlement agreement was reached on February 18, 2000 terminating all litigation between the parties. The settlement will not have a material adverse impact on the Partnership's financial position.

     The Partnership provides indemnification to the General Partner and its Affiliates for acts or omissions of the General Partner in good faith on behalf of the Partnership, except for acts or omissions constituting fraud, negligence, misconduct or breach of fiduciary duty. The General Partner believes that this indemnification applies to the complaints described above.

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

FORWARD-LOOKING STATEMENTS
In addition to historical information, certain statements contained herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements appear in a number of places in this Report and include statements regarding the intent, belief or expectations of the General Partner with respect to, among other things, the prospective winding up of the Partnership business, actions that would be taken in the event of lack of liquidity, litigation expenses and indemnification claims, distributions to the General Partner and to Investors, and the impact of inflation.

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

At September 30, 2000, the Partnership had $1,906,421 in cash and cash equivalents.

The Partnership has established a working capital reserve the current balance of which is approximately $1,554,000. The General Partner anticipates that such amount should be sufficient to satisfy the Partnership's general liquidity requirements as the Partnership's business is wound down. Liquidity would, however, be materially adversely affected by significant unanticipated operating and liquidation costs (including but not limited to litigation expenses). If any or all of these events were to occur, to the extent that the working capital reserve would be insufficient to satisfy the cash requirements of the Partnership, it is anticipated that additional funds would be obtained through a reduction of cash distributions to Investors, bank loans, or short-term loans from the General Partner or its Affiliates.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

There were no cash distributions to the Limited Partners and General Partner during the nine months ended September 30, 2000. As a result of the disposition by the Partnership of all of its remaining properties during 1999, the General Partner has determined that it was in the best interests of the Partnership to retain, rather than distribute to the Limited Partners, net cash provided by the Partnership's normal operations in order to fund cash reserves for contingencies, as is permitted by the Partnership Agreement. Accordingly, no cash distributions will be made to the Limited Partners until the final distribution, if any, as discussed above.

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

RESULTS OF OPERATIONS

The Partnership generated a net loss of $175,161 for the nine months ended September 30, 2000 as compared to net income of $1,726,630 for the same period in 1999. Included in the results for the nine months ended September 30, 2000 is a net non-recurring gain of $1,320,278 from the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties. Excluding the results of this gain, net income for the nine months ended September 30, 2000 decreased by $581,512, or 143%, as compared to the prior year. This decrease is due to the sales of these four properties during 1999.

Rental income for the nine months ended September 30, 2000, decreased by $886,422, or 100%, as compared to the same period in 1999. This decrease is due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties during 1999.

Interest income for the nine months ended September 30, 2000 decreased by $101,381, or 51%, as compared to the same period in 1999. This decrease was primarily due to a decrease in the balance of the Partnership's working capital reserves. The Partnership's working capital reserves have decreased as a result of the sales of the Partnership's properties and a need for fewer reserves as the Partnership is wound down.

The Partnership's share of property operating expenses for the nine months ended September 30, 2000 decreased by $135,739, or 99%, as compared to the same period in 1999. This decrease is due to the sales of the Carnegie Center, Marlboro Square, Warner Plaza and Crossroads Square properties.

General and administrative expenses for the nine months ended September 30, 2000 decreased by $255,813, or 49%, as compared to the same period during 1999. This decrease is primarily due to a decrease in legal fees incurred by the Partnership in connection with the legal proceedings described in Item 1 of Part II of this Report and to a decrease in the time required by the General Partner in managing the activities of the Partnership resulting from the sales of the last four properties in the portfolio during 1999.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Management fee expense, which is equal to 3.5% of Cash from Operations (as defined in the Partnership Agreement), decreased by $14,738, or 100%, for the nine months ended September 30, 2000 as compared to the same period in 1999. This decrease was due to a decline in Cash from Operations between periods primarily resulting from the sale of the Partnership's four properties during 1999.

The General Partner believes that inflation has had no significant impact on the Partnership's operations during the nine months ended September 30, 2000, and the General Partner anticipates that inflation will not have a significant impact during the remainder of 2000.

CASH FLOW

The following table provides the calculations of Cash from Operations and Distributable Cash from Operations which are calculated in accordance with
Section 17 of the Partnership Agreement:

                                                                  Nine Months Ended
                                                                    September 30,

                                                               2000               1999
                                                               ----               ----
Net cash provided by operating activities (a)               $(569,839)          $ 643,560
Net change in operating assets and liabilities (a)            394,678            (237,207)
                                                            ---------           ---------
Cash provided by operations (a)                              (175,161)            406,353
Increase in working capital reserves                               --            (406,353)
Add:       Accrual basis Partnership
           management fee                                          --              14,738
                                                            ---------           ---------
Cash from operations (b)                                     (175,161)             14,738
Decrease in working capital reserves                          175,161                  --
Less:      Accrual basis Partnership
           management fee                                          --             (14,738)
                                                            ---------           ---------
Distributable cash from operations (b)                      $       0           $       0
                                                            =========           =========

Allocation to General Partner                               $      --           $      --
Allocation to John Hancock Limited Partner                         --                  --
Allocation to Investors                                            --                  --
                                                            ---------           ---------
Distributable cash from operations (b)                      $      --           $      --
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

ITEM 2. CHANGES IN SECURITIES

        There were no changes in securities during the third quarter of 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        There were no defaults upon senior securities during the third quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders of the Partnership during the third quarter of 2000.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits to this report.
        (b) There were no Reports on Form 8-K filed during the third quarter of 2000.

               JOHN HANCOCK REALTY INCOME FUND LIMITED PARTNERSHIP
                      (A MASSACHUSETTS LIMITED PARTNERSHIP)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2000.


                                        John Hancock Realty Income Fund
                                        Limited Partnership


                                        By:  John Hancock Realty Equities, Inc.,
                                             General Partner


                                             By: /s/ John M. Garrison
                                                 -------------------------------
                                                 John M. Garrison, President


                                             By: /s/ Virginia H. Lomasney
                                                 -------------------------------
                                                 Virginia H. Lomasney, Treasurer
                                                 (Chief Accounting Officer)